Form 10-K405
period 1995-03-31
DETECTION SYSTEMS INC
filed 1995-06-29
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended: March 31, 1995

[ ]  Transition report pursuant to section 13 or 15(d) of the
Securities     Exchange Act of 1934.

               Commission File Number:  0-8125
                    _____________________

                    DETECTION SYSTEMS, INC.
    (Exact name  of registrant as specified in its charter)

     State of New York                       16-0958589
     (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)       Identification Number)

     130 Perinton Parkway
     Fairport, New York                           14450
     (Address of principal executive offices)     (Zip Code)

                         (716) 223-4060
         (Registrant's telephone number, including area code)
                       _____________________

Securities registered pursuant to Section 12(b) of the Act: None
                       _____________________

         Securities registered pursuant to Section 12(g) of the Act:

                         Title of Class
              Common Stock, Par Value $.05 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes x

As of June 23, 1995 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,845,855

As of June 23, 1995 there were outstanding 2,804,238 shares of the registrant's common stock, par value $.05 per share.



DOCUMENTS INCORPORATED BY REFERENCE

Information on pages 14 through 24 of the Company's 1995 Annual Report is incorporated by reference into Part II of this Form 10-K. Portions of the Company's Proxy Statement for its 1995 Annual Meeting of
Shareholders are incorporated by reference into Part III of this Form
10-K.

                               PART I
ITEM l.  BUSINESS

General

     Detection Systems, Inc. ("Company") designs, manufactures and markets electronic detection, control and signaling equipment for the security and fire protection industries. An electronic alarm system consists of intrusion and fire detectors as well as control and signaling equipment. An alarm system is turned on by setting the control instrument. When a break-in or fire occurs, the intrusion or fire detector senses the incident and activates the control instrument, which in turn triggers the signaling equipment and, in most cases, a bell or siren to provide a local alarm. Signaling equipment may consist of an automatic telephone dialer, a leased telephone line transmitter or a radio transmitter and is used to transmit the alarm signal to a remote central alarm monitoring service or directly to the police.

     Since its founding in 1968, Detection Systems has established a reputation for outstanding performance, quality and service. The Company's product line includes electronic intrusion detectors, fire detectors, microprocessor-based alarm control and signaling equipment, and emergency call systems. These products are used worldwide by professional installation and service companies to protect life and property in commercial, industrial, institutional and residential environments.

     The Company has three subsidiaries. During fiscal 1995, the Company provided an equity investment of $700,000 to its Detection Systems International, Inc. ("DSII") subsidiary for the purpose of pursuing international opportunities for its electronic security and fire protection products. An experienced international executive was appointed to lead this operation. Branch offices were established in Australia, France and Hong Kong. A manufacturing facility was leased in Southeast Asia, and manufacturing operations at this facility are targeted to commence in October 1995. The Company owns 100 percent of the common stock of DSII.

     Another subsidiary, Emergency Communications, Inc. ("ECI"), is involved in the development of a market for a new emergency call system to be used for personal security on college campuses and in similar environments. Total coverage systems are currently operational at two colleges. The Company purchased all of ECI's common stock through an initial equity investment of $100,000 and subsequently awarded a portion of the shares to certain directors and employees. On each anniversary, a portion of the stock is vested. At March 31, 1995, the Company owned approximately 70% of ECI's common stock. At June 1, 1995, the Company had advanced ECI approximately $850,000.

     The third subsidiary, Activity Monitoring Systems, Inc. ("AMS"), was involved in the development of wireless electronic house arrest products to be used by various government agencies. The Company purchased all of AMS' common stock through an initial equity investment of $100,000 and subsequently awarded a portion of the shares to certain directors and employees. On each anniversary, a portion of the stock is vested. At March 31, 1995, the Company owned approximately 80% of AMS' common stock. Further development and marketing efforts for the house detention product line were put on hold for technical license performance reasons.


Product Line

     The Company's security detectors operate on five basic principles
(1) passive infrared body heat detection, (2) photoelectric beam interruption, (3) combination passive infrared/microwave detection, (4) acoustic glass break detection and (5) vibration detection. These five types of detectors complement each other in their system applications and the types of environments in which they function best. Several different types of detectors are often used in a single alarm system. The Company's intrusion detection products include both self-contained detectors which are connected both directly (wired) and/or indirectly (wireless) to the alarm system controller and detectors that are connected to other detectors and to a detection zone control, which is in turn connected to the system controller. The Company's products are used in new alarm systems as well as to upgrade existing alarm systems.

     Fiscal 1995 was a significant year for new product releases. All of the Company's security detectors now feature enhanced signature recognition techniques. As a result, its passive infrared detectors can accommodate extreme environmental disturbances. Its newest duals can be used in residential or commercial environments where animals may be present. Its glass break detectors offer superior performance in both glass breakage detection and false alarm immunity.

     During the past several years the Company has introduced several different specialty sensor products which have been manufactured to its specifications by an offshore firm, for sale under the Detection Systems name. During fiscal 1995, the Company contracted with another offshore firm to supply vibration detectors intended for the protection of vaults, safes, ATM machines, night deposit boxes and data storage cabinets.

     The Company has a family of microprocessor-based alarm control equipment for use in security/fire system applications. The Company's control line is comprised of controls for both residential and commercial applications including multiplex systems to accomplish monitoring in large security system applications. The Company continues to work with a national customer to provide long-range transmissions of security and fire alarm signals over the ARDIS radio network. ARDIS, an acronym for Advanced Radio Data Information Service, offers an alternative to telephone lines as the means for contacting a central monitoring station, and ultimately the police or fire department. This increases alarm system reliability and reduces vulnerability to tampering.

     ECI's Security Escort personal safety system uses a digital micro-cellular architecture to provide its subscribers with 24 hour protection. In a matter of seconds, a small, hand-held Security Escort transmitter enables an individual to simultaneously trigger a strobe, sound a siren alarm and alert the appropriate security personnel as to the subscriber's name, location, address and any handicap. A unique test feature allows the subscriber to test the system at any time and receive visual confirmation that it is functioning properly.


Marketing

     The Company's products are installed in industrial, commercial, institutional and residential buildings. The Company engages in wholesale marketing and partnering to promote its security and fire detection products. The Company markets directly to professional installation and service companies through its District Sales Managers, who are compensated on a salary plus commission basis. The Company also sells its security products to independent stocking distributors, who in turn sell to alarm installation and service companies. The Company sells security and fire detection products directly to several companies who market electronic security and fire alarm systems under their own "private label."

     ECI is actively promoting the Security Escort System throughout the United States. The DS system configuration continues to receive "best performance" competitive evaluation ratings. While the system was initially designed for the protection of individuals on college and university campuses, the technology is also suitable for other applications. The Company is exploring additional distribution relationships to expand its market coverage for the system to other environments, such as apartment complexes, condominiums, retirement communities, hospitals and hotels.

     The Company continues to develop and expand partnering and working relationships with its national and international customers. Large regional and national accounts are supported directly by a team of Regional Sales and Service Managers. Smaller firms are supported by a staff of highly trained Sales Coordinators. A call to the Company's 800 sales number, from 7 AM to 8 PM Eastern Time, results in same day shipment of most standard products from two fully stocked warehouses. Meetings with individual customers throughout North America and Europe, as well as attendance at trade shows and seminars, complement this program.

     The Company's sales managers provide substantial technical support to customers regarding system design, installation and service. The Company provides regular training programs for its customers' installation and service personnel and conducts technical seminars at national and regional shows. To support the on-site installer or service person, toll-free 800 lines connect directly to the Technical Service Department to provide instant help from 8 AM to 8 PM Eastern Time. The Company also participates in trade shows and advertises in trade publications.

     For the Company's international program, sales offices have been opened in Australia, France and Hong Kong. Employees with significant international security industry experience have been put in place to promote our products, determine future customer needs and provide technical support. Our products are currently available through independent distributors in Belgium, Italy and Sweden. The Company's DSII subsidiary is establishing relationships with qualified distributors to promote our line in other targeted countries. New distribution networks have been or are being established in China, Czech, England, Estonia, Hungary, Latvia, Lithuania, Malaysia, Netherlands, New Zealand, Russia, Singapore, Slovakia, South Africa, Taiwan and Ukraine. The Company's sales strategy includes providing our customers with an expanding product line to fulfill the majority of their electronic security and fire protection needs. In some cases, this will be accomplished through strategic alliances with other vendors to allow us to be a full-line supplier. Foreign sales (including sales to Canada) accounted for approximately 11% of net sales in fiscal 1995.

     The Company maintains regional sales personnel in California, Florida, Illinois, New Jersey, New York, Pennsylvania, Ohio, Tennessee, Texas and Virginia. In addition to its plant at Fairport, New York, it maintains distribution centers in Hixson, Tennessee, and Auburn, California. International sales efforts are handled out of the corporate office in Fairport; however, distribution centers have been established in Australia, France and Hong Kong.

     Although the Company has a broad customer base, it does have several customers who individually account for substantial amounts of business. In fiscal 1995, sales to National Guardian Corporation and to ADT Security Systems, both of whom purchase the Company's products for use as components in systems that they market, each accounted for approximately 22% and 23% of the Company's total net sales, respectively. Sales to 46 additional customers, including eleven distributors, accounted for an additional 45% of net sales. Although the Company s business is not seasonal, a significant change in purchases by one of its customers could result in significant fluctuations in sales. During the last quarter of fiscal 1995, sales were down compared to the immediately prior quarter. This decrease was impacted by reductions in purchases by one national account.


Manufacturing

     The Company manufacturers electronic products intended primarily for the security and fire protection industries at its Fairport, New York, facility. It designs and prepares specifications for the component parts used in its products, including circuit boards, transistors, integrated circuits and cabinetry, all of which it purchases from outside sources. These components are assembled into finished products. Emphasis on technological innovation and reliability has resulted in our products having an excellent field reputation. Many units manufactured in the 1970's are still in active service today. The Company's commitment to the use of advanced technology in manufacturing resulted in a restructuring of the Company's manufacturing facility in fiscal 1994. Additions and modifications resulted in improved efficiency while contributing to further improvement in product quality. The Company has the capacity to produce 30,000 circuit boards a week.

     Before product assembly, components are sample tested for compliance with quality control standards and critical components are individually tested. All solid state devices (i.e. transistors and integrated circuits) are subjected to "stress conditioning." The assembly of circuit boards is accomplished by Company personnel with the aid of both automatic and semi-automatic assembly equipment. Assembled circuit boards are flow soldered and cleaned. Intermediate quality control processes are used to evaluate components and products being transferred between assembly departments. Completed circuit boards are tested on a computerized circuit board evaluator and they are calibrated against performance standards. Most products are then subjected for several days to a "burn-in" test at high temperatures prior to shipment.

     The Company is establishing a second manufacturing facility in Southeast Asia. It has leased a 70,000 square foot facility and manufacturing operations at this facility are targeted to commence in October 1995.


Competition

     The security systems industry is highly competitive, with approximately 40 manufacturers providing a wide range of products, from simple sensor components to complete systems. Professional installation and service companies consider product reliability, both in performance and testing, as well as the incorporation of advanced technological features, ease of installation, sales support and price when selecting intrusion and fire detection equipment. The Company believes it competes directly with several of these firms, at least four of which have financial and other resources substantially greater than the Company's. The Company competes on the bases of performance, features, quality, reliability and delivery of its products; its technical support services offered customers; and to a lesser extent, on the basis of price. Although the Company's principal method of competition is not price, competitive market conditions have caused average sales prices to decrease steadily since the Company's founding. The Company is adding reduced featured versions of its standard product line to accommodate this trend.


Research and Development

     During the fiscal years ended March 31, 1993, 1994 and 1995, the Company expended approximately $3,534,000, $4,161,000 and $4,070,000 respectively, on research and development activities relating to the development of new products and the improvement of existing products.

     The Company has been granted over 25 patents related to its products. While the Company obtains patents as appropriate and considers certain of its patents valuable, it does not believe patents to be of material importance in the successful conduct of its business. Trademarks, licenses, franchises and concessions are not material factors in the Company's business.


Employees

     At March 31, 1995, the Company employed approximately 320 persons. None of the Company's employees is represented by a collective bargaining organization, and the Company's management believes employee relations are good.


Backlog, Raw Materials, Environmental and Other Matters

     Backlog is not significant in the business of the Company.   In
general, orders are processed from inventory on a relatively current basis.

     Raw materials and components essential to the Company's business are readily available and the Company is not materially dependent upon any one source. The Company sources raw materials and components internationally, including several Pacific Rim countries.

     Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and are not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

     A number of municipalities have enacted or are considering enacting legislation which penalizes false alarms which trigger responses by police or fire departments. The Company is unable to quantify the effect such legislation will have on the security and fire protection markets as a whole, but believes false alarm legislation is causing many installation companies to be more inclined toward the use of high quality equipment.


ITEM 2. PROPERTIES.

     The Company's manufacturing, research and general office operations are conducted at its 92,000 square foot facility at 130 Perinton Parkway, Fairport, New York. This plant was financed by an industrial development bond issue and the bond is secured by a lien on the land and building and other assets acquired with the bond proceeds.

     The Company also leases small amounts of office space for its regional distribution center in Hixson, Tennessee, and Auburn, California.

     Internationally, the Company has leased a 70,000 square foot manufacturing facility in Southeast Asia and has branch offices/distribution centers located in Australia, France and Hong Kong.


ITEM 3.  LEGAL PROCEEDINGS.

     On January 26, 1995, the Company reached a settlement with C & K Systems on patent infringement suits commenced in fiscal 1993. The settlement was reached through an exchange of patent rights.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ending March 31, 1995.



                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's common stock trades on The Nasdaq Stock Market under the symbol: DETC. The information regarding the price range of the Company's Common Stock presented on page 16 of the Company's 1995 Annual Report to Shareholders ("Annual Report") is incorporated herein as
Exhibit 1. On June 23, 1995, the closing price, as reported by The Nasdaq Stock Market, was $6.625 per share.

     The Company has never paid cash dividends on its Common Stock.
The Company presently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

     The Company's industrial development bond issued to finance the Company's Fairport plant limits the amount of dividends the Company may declare or pay in any fiscal year to 50% of its net income for the preceding fiscal year.


ITEM 6. SELECTED FINANCIAL DATA.

     Interim quarterly results for the Company over the past three years were as follows (thousands of dollars, except per share data):

                                                  INCOME
Fiscal Year Ending  NET       GROSS          NET       PER
March 31,           SALES          MARGIN    INCOME    SHARE
- ------------------  ------    ------    ------    -----
1995
Fourth Quarter      $8,075    $3,193    $ 27      --
Third Quarter        9,416     3,759     569      $.20
Second Quarter       8,672     3,362     460       .16
First Quarter        8,173     3,192     458       .16

1994
Fourth Quarter      $8,145    $3,069    $402      $.14
Third Quarter        8,300     3,257     437       .15
Second Quarter       8,589     3,272     431       .15
First Quarter        6,321     2,215       5       --

1993
Fourth Quarter      $8,265    $3,399    $517      $.18
Third Quarter        7,485     2,796     339       .12
Second Quarter       6,732     2,473     216       .08
First Quarter        6,949     2,728     365       .13


The Company's five year summary of operations is included as Exhibit 10 to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is included as Exhibit 2 of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pages 17 through 24 of the Company's Annual Report for the year ended March 31, 1995 contain the information required by Item 8 of Form 10-K. This information is also included as Exhibit 3 of this Form 10-K.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name and Age             Position, Offices Held and Year Appointed
Karl H. Kostusiak (56)   President  (1968)

David B. Lederer (55)    Executive Vice President, (1968)

George E. Behlke (37)    Vice President, Engineering (1995)

R. Wayne Carlton (58)    Vice President, National Sales (1993)

Frank J. Ryan (41)       Vice President, Secretary and
                         Treasurer (1982)

Lawrence R. Tracy (48)   President, Detection Systems,
                         International, Inc., a subsidiary of
                         Detection Systems, Inc. (1995)

     Each officer is elected to serve until the first meeting of the Board of Directors held after the next annual meeting of shareholders and until his successor is elected and has qualified. There is no family relationship between any of the above officers.

     Messrs. Kostusiak and Lederer have been President and Executive Vice President of the Company since it was formed in 1968. Mr. Ryan has been employed by the Company in various financial positions since 1980 and was promoted to Vice President in 1989. Mr. Carlton has been employed by the Company in various sales positions since 1975 and was promoted to Vice President in 1994. Mr. Tracy was hired in February 1995 as President of the Company s Detection Systems, International, Inc. subsidiary. Mr. Behlke has been employed by the Company in various engineering positions since 1977 and was promoted in May 1995 to Vice President.

     The Company's Proxy Statement for the 1995 Annual Meeting of
Shareholders contains the other information required by Item 10 of Form 10-
K.  That information is incorporated in this report as Exhibit 5.


ITEM 11. EXECUTIVE COMPENSATION.

     The Company's Proxy Statement for the 1995 Annual Meeting of
Shareholders contains the information required by Item 11 of Form 10-K. That information is incorporated in this report as Exhibit 5.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company has stock purchase agreements with Messrs. Kostusiak and Lederer which could in the future result in a change of control of the registrant. These agreements are included as Exhibit 4 of this Form 10-K.

     The Company's Proxy Statement for the 1995 Annual Meeting of
Shareholders contains the information required by Item 12 of Form 10-K. The Proxy is included in this Form 10-K as Exhibit 5.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In the last fiscal year the Company and its subsidiaries contracted with Adair & Stoner, of which Mr. Adair, a Director of the Company, is a partner, for legal services rendered for the Company and its ECI subsidiary. In addition, Mr. McIrvine, another Director of the Company, performed consulting work for the Company during the last fiscal year. Messrs. Adair and McIrvine also serve as members of the compensation and stock option committees of the Board of Directors.


                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(I) and (2) The financial statements and schedules are included in
Exhibit 3 of this Report on Form 10-K.
(a)(3)  See Exhibit Index attached to this Report on Form 10-K.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DETECTION SYSTEMS, INC.
                                   (Registrant)



Date:  June 27, 1995               By: /s/ Karl H. Kostusiak
                                   Karl H. Kostusiak
                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                      Date

Karl H. Kostusiak             President and Director     June 27, 1995
Karl H. Kostusiak             (Principal Executive
                              Officer)


Frank J. Ryan                 Vice President           June 27, 1995
Frank J. Ryan                 Secretary/Treasurer
                              (Principal Financial
                              Officer and Principal
                              Accounting Officer)

Donald R. Adair               Director
David B. Lederer              Director


By: /s/ Karl H. Kostusiak     Attorney-in-Fact              June 27, 1995
Karl H. Kostusiak

EXHIBIT INDEX


Item       Exhibits                 Location

3    Certificate of Incorporation  Incorporated by reference to Exhibits
                                   3(a) of the Company's 1993 Annual
                                   Report on Form 10-K

3    By-Laws as amended            Incorporated by reference to Exhibits
                                   3(b) of the Company's 1993 Annual Report on
                                   Form 10-K

4(a) Rights of Holders of common   Incorporated by reference to Exhibit 4
     stock - 1981 plan             of the Company's 1993 Annual Report on
                                   Form 10-K

6    5-year summary of operations  Included as Exhibit 11 of this Form 10-K.

10(a)Non-employee director stock   Incorporated by reference to Exhibit
     option plan (warrant plan)    10(a) of the Company's 1994 Annual Report
                                   on Form 10-K

10(b) Medical reimbursement plan   Incorporated by reference to Exhibit
                                   10(b) of the Company's 1994 Annual
                                   Report on Form 10-K

10(c) Employee stock purchase plan Incorporated by reference to Exhibit
                                   10(c) of the Company's 1994 Annual Report on
                                   Form 10-K

10(d) Line of credit agreements    Included as Exhibit 6 of this Form 10K

10(e) Industrial Development Bond  Incorporated by reference to Exhibit 10
      Purchase Agreement, Bond,    of the Company's fiscal 1982 Annual
      Lease Agreement, Mortgage    Report on Form 10-K
      and Guaranty

10(f) Deferred Compensation Plan   Incorporated by reference to Exhibit 10
                                   of the Company's 1993 Annual Report on
                                   Form 10-K

10(g) 1992 Stock Option Plan       Incorporated by reference to Exhibit
                                   10(c) of the Company's 1994 Annual
                                   Report on Form 10-K

10(h) Key employee bonus plan      Incorporated by reference to Exhibit
                                   10(h) of the Company's 1994 Annual
                                   Report on Form 10-K

10(i) Executive employment         Included as Exhibits 7 and 8 of this
      contracts                    Form 10-K

10(j) License and Mfg. Agreement   Incorporated by reference to Exhibit
      Amendment No. 1 w/ ECI       10(j) of the Company's 1994 Annual
                                   Report on Form 10-K

10(k) Shareholders Agreements w/   Incorporated by reference to Exhibit
      ECI and AMS                  10(k) of the Company's 1994 Annual
                                   Report on Form 10-K

11   Statement re: Computation     Included as Exhibit 9 of this Form 10-K
     of Per Share Earnings

12   Stock Purchase Agreements     Included as Exhibit 4 of this Form 10-K

17   Proxy Statement               Included as Exhibit 5 of this Form 10-K

24   Report of Independent         Included as Exhibit 12 of this Form
     Accountants of Financial      10-K
     Statement Schedules

25   Powers of Attorney            Included as Exhibit 10 of this Form 10-K

26   Annual Report to Shareholders Incorporated by reference to paper copies of the Company's Annual Report
                                   to Shareholders mailed to the Securities and Exchange Commission and The Nasda Stock Market on June 22, 1995.

     Schedule 8 - Reserves         Included as Exhibit 13 of this Form 10-K

     Computation of Net Income     Included as Exhibit 9 of this Form 10-K


EDGAR EXHIBITS

Exhibit 1      Price Range of Common Stock

Exhibit 2      Management Discussion and Analysis

Exhibit 3      Financial and other Reports from 1995 Annual Report
               --Report of Independent Accountant Consolidated Balance Sheet --Consolidated Statement of Income and Retained Earnings --Consolidated Statement of Cash Flows
               --Notes to Consolidated Financial Statements

Exhibit 4      Stock Purchase Agreements
               --Karl H. Kostusiak
               --David B. Lederer

Exhibit 5      1995 Proxy Statement

Exhibit 6      Credit Agreements
               --Fleet Bank (previously Norstar Bank)
               --Chemical Bank

Exhibit 7      Employment Agreements
               --Karl H. Kostusiak
               --David B. Lederer

Exhibit 8      Employment Agreement
               --Lawrence R. Tracy

Exhibit 9      Computation of Per Share Earnings Statement

Exhibit 10      Powers of Attorney
               --Donald R. Adair
               --Mortimer B. Fuller III
               --Edward C. McIrvine

Exhibit 11     5-Year Summary of Operations

Exhibit 12     Report of Independent Accountants of Financial Statement
               Schedules

Exhibit 13    Schedule 8 Reserves Statement

Exhibit 27    Financial Data Schedule