Form 10-Q
period 1995-06-30
DETECTION SYSTEMS INC
filed 1995-08-14
CIK 28365

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to
     _________________

Commission File Number:   0-8125
                      _____________________

                     DETECTION SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

     State of New York                       16-0958589
     (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)       dentification Number)

     130 Perinton Parkway
     Fairport, New York                           14450
     (Address of principal executive offices)     (Zip Code)

                         (716) 223-4060
      (Registrant's telephone number, including area code)
                      _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes _x_    No __

As of August 10, 1995, there were outstanding 2,787,718 shares of the registrant's common stock, par value $.05 per share.

                       PART I FINANCIAL INFORMATION
                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheet (Unaudited)

ASSETS                                       6/30/95        3/31/95
Current Assets:                              -----------    -----------
     Cash & cash equivalents                 $ 1,225,380    $ 4,580,751
     Short-term investments, at cost, which
        approximates market value              3,416,487      2,437,842
     Accounts receivable, less allowance
        for doubtful accounts of $100,000      5,521,101      4,916,052
     Inventories                               6,108,984      5,255,724
     Income tax receivable                       113,846         94,121
     Deferred income tax charges                 354,500        354,500
     Prepaid expenses and other assets           585,084        314,285
                                              ----------     ----------
  Total Current Assets                        17,325,382     17,953,275

Fixed assets at cost                          13,262,540     12,655,276
     Less accumulated depreciation             9,009,265      8,734,705
                                              ----------     ----------
                                               4,253,275      3,920,571

Property under capital lease                   4,760,810      4,760,810
     Less accumulated depreciation             2,114,506      2,035,297
                                              ----------     ----------
                                               2,646,304      2,725,513
Other Assets                                     142,556        145,934
                                              ----------     ----------
Total Assets                                 $24,367,517    $24,745,293
                                             ===========    ===========
LIABILITIES
Current Liabilities
     Current portion of long-term debt       $   414,761    $   434,934
     Accounts payable                            971,127      1,213,958
     Accrued payroll & benefits                  748,486      1,074,103
     Other accrued liabilities                   285,728        266,526
                                              ----------     ----------
     Total Current Liabilities                 2,420,102      2,989,521

Obligations under capital leases                 652,879        745,733
Deferred compensation                          1,641,920      1,527,638
Deferred income tax                              288,200        288,200

Shareholders' Equity
     Common stock, par value $.05 per share
     Authorized 12,000,000 shares
     Issued 2,792,489,186 shares at 6/30/95
       and at 3/31/95                            139,624        139,624
Capital in excess of par value                 6,853,435      6,853,246
Retained earnings                             12,887,647     12,724,265
                                              ----------     ----------
                                              19,880,706     19,717,135
Less: Treasury stock, 4,171 shares at 6/30/95
     at cost and 7,468 at 3/31/95 at cost        (35,003)       (36,326)
Notes receivable for stock purchases            (481,287)      (486,608)
                                              ----------     ----------
                                              19,364,416     19,194,201
                                              ----------     ----------
Total Liabilities & Shareholders' Equity     $24,367,517    $24,745,293
                                             ===========    ===========
            (See accompanying notes to financial information.)


                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Income Statement (Unaudited)
For the Three Months Ended:                  6/30/95        6/30/94
                                             (Current Year) (Preceding Year)
Gross sales less discounts,
     returns and allowances                  $ 8,791,464    $ 8,172,780
Other income                                     102,507         81,930
                                             -----------    -----------
Total income                                   8,893,971      8,254,710

Costs and expenses:
     Production                                5,223,462      4,980,495
     Development                                 989,333        980,584
     Marketing, administrative & general       2,159,525      1,523,663
     Interest expenses                            47,269         38,969
                                             -----------     ----------

Total costs and expenses                       8,419,589      7,523,711

Income before taxes                              474,382        730,999

Provision for taxes                             (311,000)      (273,000)
                                             -----------    -----------

Net income                                       163,382        457,999

Retained earnings at beginning of period      12,724,265     11,209,776

Dividends                                           none           none

Retained earnings at end of period           $12,887,647    $11,667,775

  Net Income Per Share                             $0.06          $0.16
                                                   =====          =====

             (See accompanying notes to financial information)


                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             Consolidated Statement of Cash Flows (Unaudited)

For the Three Months Ended June 30,
                                                  1995        1994
Cash Flows from Operating Activities:
Net Income                                        $163,382    $457,999
                                                  --------    --------

Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                 355,260     352,279
     Fixed asset retirements                         1,887       2,625
     Change in obsolescence reserve                      0      50,000
     Deferred compensation                         114,282      20,466
Change in assets and liabilities:
     Accounts receivable                          (605,049)   (366,146)
     Inventories                                  (853,260)    257,391
     Income tax receivable                         (19,725)    139,468
     Prepaid expenses and other assets            (270,799)   (178,886)
     Accounts payable                             (242,831)    (90,627)
     Accrued payroll and benefits                 (325,617)     81,461
     Other accrued liabilities                      19,202    (186,683)
     Income taxes payable                                0     130,405

          Total adjustments                     (1,826,650)    211,753
     Net cash (used) provided in operating
          activities                            (1,663,268)    669,752

Cash flows from investing activities:
     Capital expenditures                         (607,264)   (230,555)
     Short-term investments                       (978,645)          0
Net cash (used) provided in investing
     activities                                 (1,585,909)   (230,555)

Cash flows from financing activities:
     Principal payments on long-term debt and
        capital lease obligations                 (113,027)   (110,074)
     Common stock transactions, net                  6,833       5,341
Net cash (used) by financing activities           (106,194)   (104,733)

Net (decrease) in cash and cash equivalents     (3,355,371)    334,464

Cash and cash equiv. at beginning of period     $4,580,751  $3,907,111
Cash and cash equivalents at end of period      $1,225,380  $4,241,575

Cash paid during the period for:
     Interest                                        7,346      36,752
     Income taxes                                  324,349      18,374

Non-cash transactions:
     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.


See accompanying notes to financial information.


            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    THREE-MONTH PERIOD ENDED
                          June 30, 1995
                           (Unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods.


INVENTORIES:

     Major classifications of inventory follow:

                                   June 30, 1995  March 31, 1995
                                   -------------  --------------
Component Parts                    2,512,253      2,100,894

Work In Process                      997,012        475,927

Finished Products                  2,599,719      2,678,903
                                   ---------      ---------

                                   6,108,984      5,255,724
                                   =========      =========

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the three month period ended June 30, 1995, increased $617,000 as compared to the comparable year ago quarter. This increase was attributable to increased unit sales in most product categories as well as increased sales to distribution accounts. The Company has recently increased its support of domestic wholesale distribution companies in the promotion of its products. The Company sells a variety of electronic security and fire detection equipment that has a significant range in both sales price and gross product margin. Based on customer demand, sales of different product types have shown noticeable shifts on a quarter to quarter basis. It is projected that average prices will continue to decline in fiscal 1996, consistent with historical trends. The Company is adding reduced featured versions of its standard product line to accommodate this trend.

     Gross profit margins on sales for the quarter ended June 30, 1995 improved slightly as compared with the same period a year ago. Fluctuations in gross profit margin are usually attributable to product mix. Gross profit margins in fiscal 1996 are also projected to be impacted by the Company's international initiative.

     During fiscal 1995, an international subsidiary was established to address international markets. An experienced international executive was appointed to lead this operation. Subsidiaries were established in Hong Kong and Australia. A branch office was established in France. A manufacturing facility in Southeast Asia has been leased and manufacturing operations at this facility are targeted to commence later this year. The Company believes this facility will allow the Company to achieve reduced manufacturing costs in the future when associated volumes increase.

     Other income increased during the quarter. This was partially due to increased sales from the Company s foreign sales corporation. It was also impacted by increased moneys available for investment during the majority of the quarter ended June 30, 1995.

     Production expenses for the three months ended June 30, 1995 increased at a rate consistent with sales activity as compared with the same period one year ago. The Company expects production expenses to increase in fiscal 1996, primarily due to the start-up of the Southeast Asia manufacturing facility.

     Development expenses for the quarter ended June 30, 1995 remained consistent with that of the quarter ended June 30, 1994.

     Marketing, administrative and general expenses increased
$636,000 in the three month period ended June 30, 1995 as compared with the same period a year ago. This increase was primarily due to the start-up of the Company's international venture.

     Interest expenses remained constant for the three month period ended June 30, 1995 versus the same period a year ago.

     Pretax income was $474,000 for the quarter ended June 30, 1995 compared to $731,000 for the equivalent year ago quarter. The decrease was primarily due to the full expensing of international start-up costs.

     The Company s effective tax rate for the quarter ended June 30, 1995 was 65.6% as compared to 37.3% for the same quarter a year ago. The higher rate results from the tax impact of subsidiary consolidation. If and when the Company's subsidiaries become profitable, loss carryforwards will be utilized to offset earnings.


FINANCIAL CONDITION

     At June 30, 1995, the Company had net working capital of $14.9 million, including approximately $4.6 million in cash, cash equivalents and short-term investments. This compares to net working capital of approximately $15.0 million and $7.0 million in cash and cash equivalents at March 31, 1995. Operations for the three-month period ended June 30, 1995 used net cash of $1,663,000. The cash outflow results from start-up costs associated with the Company's international initiative. The Company believes that current levels of cash, cash equivalents and short-term investments, together with available lines of credit, will be sufficient to meet its foreseeable working capital needs. On a long term basis, most cash requirements of the international initiative are expected to be derived from operations of overseas subsidiaries.

     The Company has bank commitments for revolving credit facilities totaling $9,000,000, that extend into fiscal 1998. These commitments include an interest rate based on either the bank s stated prime rate or the London Interbank Offered Rates (LIBOR) and a five year term loan provision for repayment of balance due, if necessary.

     The Company continually reviews its capital assets and upgrades them as required to insure that its technical and manufacturing capabilities stay on the leading edge of the industries it serves. The Company expects to make a substantial expenditure for manufacturing equipment for its new southeast Asia manufacturing facility and for business system software to enhance the Company's ability to communicate in a global market place. The Company believes it has the resources to fund these expenditures internally.

     Although the Company has a broad customer base, it does have several customers who individually account for substantial amounts of business. A significant change in purchases by one of these customers could result in significant fluctuations in sales and profit. To minimize these fluctuations, the Company has increased its emphasis on partnership opportunities with its national and large regional accounts. In addition, the Company is increasing its support of domestic wholesale distribution companies. The Company's international initiative is also expected to minimize fluctuations in sales.

     During the past several years, the Company has made substantial expenditures on the development of new products and markets. The Company expects to continue this trend for the foreseeable future. These expenditures will include continued investment in security detection, fire detection, alarm control products and several wireless projects, as well as the expansion of the Company s international marketing efforts.

     Accounts receivable increased $605,000 from the prior quarter. This increase was attributable to the increased sales volumes for the quarter ended June 30, 1995. The Company s standard credit terms are net 30 days.

     Inventories increased $853,000 from the March 31,1995 level due to the build-up of inventory to support our international venture. The Company regularly reviews its reserve for obsolescence and adjusts it accordingly. Occasionally, a new product will render another obsolete. However, it has been the Company s policy to time the release of new products to minimize this impact.

     Prepaid expenses and other assets increased $271,000 from March 31, 1995 due to the prepayment of the Company s comprehensive insurance premium for fiscal year 1996.

     Accounts payable decreased $243,000 from the March 31, 1995 level due to timing of payments on inventory purchases to finance our international initiative.

     Accrued payroll and benefits decreased $326,000 from March 31, 1995, primarily due to the payment of fiscal 1995 year-end performance bonuses.



                    PART II OTHER INFORMATION


Item 1.   Legal Proceedings

          Not applicable

Item 6.   Exhibits and Reports for Form 8-K.

INDEX

(a)   (3ii)    Text of the Certification of Incorporation, as
               amended. Incorporated by reference to Exhibit 3a to the registrants Form 10K dated June 25, 1993.

(a)   (3ia)    Certificate of Amendment of Certificate of
               Incorporation as filed with New York Secretary of State. Incorporated by reference to Exhibit 3a to the registrants Form 10K dated June 25, 1993.

(a)   (3ii)    The text of the registrant's By-laws, as amended,
               are incorporated by reference to Exhibit 3b to the Company's Report on Form 10K dated June 25, 1993.

(a)   (10)     Executive Employment Agreements dated May 24, 1994
               are incorporated by reference to Exhibit starting on page 134 to the registrant's Report on Form 10K dated June 27, 1994.

(a)   (11)     Statement re computation of per share earnings.
               See Exhibit 11 on page 11.

(b) The registrant filed no reports on Form 8-K during the quarter for which this report is filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DETECTION SYSTEMS, INC.
                                   Registrant

DATE:  August 14, 1995             By:  /s/ Karl H. Kostusiak
                                   Karl H. Kostusiak, President


                                   By:  /s/ Frank J. Ryan
                                   Frank J. Ryan, Vice President,
                                   Secretary and Treasurer
                                   (Chief Financial & Accounting
                                   Officer)

                            Exhibit 11

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES

        Consolidated Computation of Net Income Per Common
                   And Common Equivalent Share
            For the Three Months Ended June 30, 1995


Net Income                                        $ 163,429
     ADD - Interest on deferred compensation         20,081
                                                  ---------
Adjusted net income applicable to common stock    $ 183,510

Number of Shares:
Weighted average number of shares                 2,787,120
           Common Stock equivalent due to
           assumed exercise of stock options
           and warrants                             236,116
                                                  ---------

                                                  3,023,236
                                                  =========

Net Income per Common and Common
Equivalent share                                      $0.06
                                                      =====

