Form 10-Q/A
period 1995-09-30
DETECTION SYSTEMS INC
filed 1995-11-16
CIK 28365

THIS DOCUMENT IS A COPY OF THE FORM 10-1 FILED ON NOVEMBER 15, 1995, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to __________


Commission File Number:  0-8125

                       ----------------------------

                         DETECTION SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


State of New York                                               16-0958589
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                 130 Perinton Parkway, Fairport, New York   14450
                 (Address of principal executive offices)        (Zip Code)

                              (716) 223-4060
           (Registrant's telephone number, including area code)

                       ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.    Yes _x_    No __

As of November 10, 1995, there were outstanding 2,805,894 shares of the registrant's common stock, par value $.05 per share.
/PAGE

                       PART I FINANCIAL INFORMATION
                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheet (Unaudited)

ASSETS                              Sept. 30, 1995March 31, 1995
Current Assets:                     ----------------------------
 Cash & cash equivalents               $   861,647  $  4,580,751
 Short-term investments, at cost, which
    approximates market value            1,977,044     2,437,842
 Accounts receivable, less allowance
    for doubtful accounts of $100,000    6,089,017     4,916,052
 Inventories                             7,500,586     5,255,724
 Income tax receivable                     505,254        94,121
 Deferred income tax charges               416,400       354,500
 Prepaid expenses and other assets         896,558       314,285
                                       -----------   -----------
 Total Current Assets                   18,246,506    17,953,275

Fixed assets at cost                    14,263,615    12,655,276
 Less accumulated depreciation           9,353,247     8,734,705
                                        ----------   -----------
                                         4,910,368     3,920,571

Property under capital lease             4,740,110     4,760,810
 Less accumulated depreciation           2,152,315     2,035,297
                                        ----------   -----------
                                         2,587,795     2,725,513
Other assets                               140,052       145,934
                                       -----------   -----------
Total Assets                           $25,884,721   $24,745,293

LIABILITIES
Current Liabilities
 Current portion of long-term debt     $   392,835   $   434,934
 Accounts payable                        2,121,568     1,213,958
 Short term borrowings                     500,000             0
 Accrued payroll & benefits                633,683     1,074,103
 Other accrued liabilities                 293,366       266,526
                                       -----------   -----------
 Total Current Liabilities               3,941,452    2,9,89,521

Obligations under capital leases           560,859       745,733
Deferred compensation                    1,696,144     1,527,638
Deferred income tax                        288,200       288,200
Shareholders' Equity
 Common stock, par value $.05 per share Authorized
 12,000,000 shares, Issued 2,802,489 shares at
 9/30/95 and 2,792,489 at 3/31/95          140,137       139,624
Capital in excess of par value           6,927,852     6,853,246
Retained earnings                       12,818,479    12,724,265
                                       -----------   -----------
                                        19,886,468    19,717,135
Less: Treasury stock, 1,967 shares at 9/30/95
 at cost and 7,468 shares at 3/31/95 at cost            (10,689)(36,326)
Notes receivable for stock purchases     (477,713)     (486,608)
                                        19,398,066    19,194,201
                                       -----------   -----------
Total Liabilities & Shareholders' Equity             $25,884,721$24,745,293
                                       ===========   ===========
              See accompanying notes to financial information.

/PAGE

                  DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Income Statement (Unaudited)

For the Three Months Ended:        Sept. 30, 1995 Sept. 30, 1994
                                    (Current Yr.)     (Preceding Yr.)
                                    ------------- --------------
Gross sales less discounts, returns
 and allowances                       $ 9,299,261    $ 8,671,969
Other income                               64,000         95,365
                                       ----------     ----------
Total income                            9,363,261      8,767,334

Costs and expenses:
 Production                             5,919,231      5,309,563
 Development                            1,007,809        971,205
 Marketing, administrative & general    2,340,390      1,716,488
 Interest expenses                         49,999         51,192
                                       ----------     ----------
Total costs and expenses                9,317,429      8,048,448

Income before taxes                        45,832        718,886

Provision for taxes                      (115,000)     (259,000)
                                       ----------     ----------
Net (loss) income                         (69,168)       459,886

Retained earnings at beginning of period             12,887,647 11,667,775

Dividends                                    none           none

Retained earnings at end of period    $12,818,479    $12,127,661

Net (Loss) Income Per Share                ($0.02)         $0.16
                                            =====          =====

             (See accompanying notes to financial information)


                  DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Income Statement (Unaudited)

For the Six Months Ended:          Sept. 30, 1995 Sept. 30, 1994
                                    (Current Yr.)     (Preceding Yr.)
                                    ------------- --------------
Gross sales less discounts,
 returns and allowances               $18,090,725    $16,844,749
Other income                              166,507        177,295
                                       ----------     ----------
Total income                           18,257,232     17,022,044

Costs and expenses:
 Production                            11,142,693     10,290,058
 Development                            1,997,142      1,951,789
 Marketing, administrative & general    4,499,645      3,240,151
 Interest expenses                         97,491         90,161
                                       ----------     ----------

Total costs and expenses               17,736,971     15,572,159

Income before taxes                       520,261      1,449,885

Provision for taxes                      (426,000)     (532,000)
                                       ----------     ----------
Net income                                 94,261        917,885

Retained earnings at beginning of period             12,724,218 11,209,776

Dividends                                    none           none

Retained earnings at end of period    $12,818,479    $12,127,661
                                       ==========     ==========

Net Income Per Share                        $0.04          $0.32
                                             ====           ====

             (See accompanying notes to financial information)

/PAGE

                  DETECTION SYSTEMS, INC. AND SUBSIDIARIES
              Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended September 30,       1995           1994
                                             ----           ----
Cash Flows from Operating Activities:
Net Income                                $94,214     $  917,885
                                           ------        -------
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization            762,142        708,108
 Fixed asset retirements                    2,682          2,625
 Change in obsolescence reserve                 0         50,000
 Deferred compensation                    168,506         48,744
Change in assets and liabilities:
 Accounts receivable                   (1,172,965)     (575,615)
 Inventories                           (2,244,862)       671,576
 Income tax receivable                   (411,133)       139,468
 Prepaid expenses and other assets       (582,273)     (194,735)
 Accounts payable                         907,610        304,358
 Accrued payroll and benefits            (440,420)        11,967
 Other accrued liabilities                 26,840         70,024
 Income taxes payable                           0        232,308
 Deferred income taxes                    (61,900)             0
                                       ----------     ----------
 Total adjustments                     (3,045,773)     1,468,828
                                       ----------     ----------
Net cash (used)provided in operating
 activities                            (2,951,559)     2,386,713

Cash flows from investing activities:
 Capital expenditures                  (1,611,021)     (593,193)
 Short-term investments                   460,798    (2,000,000)
                                       ----------     ----------
Net cash (used) in investing activities(1,150,223)   (2,593,193)

Cash flows from financing activities:
 Proceeds from short term borrowings      500,000              0
 Principal payments on long-term debt and
    capital lease obligations            (226,973)     (283,295)
Common stock transactions, net            109,651         68,924
                                       ----------     ----------
Net cash provided (used) by financing activities        382,678 (214,371)

Net (decrease) in cash and cash equivalents          (3,719,104)(420,851)

Cash and cash equivalents at beginning of period      4,580,751 3,907,111
                                       ----------     ----------
Cash and cash equivalents at end of period             $861,647 $3,486,260
                                         ========     ==========
Cash paid during the period for:
 Interest                                  32,078         26,719
 Income taxes                             882,807         18,377

Noncash transactions:
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

              See accompanying notes to financial information.


                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                          SIX-MONTH PERIOD ENDED
                            September 30, 1995
                               (Unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and the annual report to shareholders. The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods.


INVENTORIES

Major classifications of inventory follow:
                                     Sept, 30 1995March 31, 1995
                                     ---------------------------
    Component Parts                      2,904,384     2,100,894
    Work In Process                      1,390,820       475,927
    Finished Products                    3,205,382     2,678,903
                                         ---------     ---------
                                         7,500,586     5,255,724
                                         =========     =========

/PAGE

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the three and six month periods ended September 30, 1995 increased $627,000 and $1,246,000, respectively as compared to the sales for the comparable periods ended September 30, 1994. These increases were primarily attributable to increased sales in most product categories and increased sales to domestic and international wholesale distribution accounts.

         The Company sells a variety of electronic security and fire equipment that has a significant range in both sales price and gross product margin. Based on customer demand, sales of different product types have historically shown noticeable shifts on a quarter to quarter basis. It is projected that average prices will continue to decline in fiscal 1996. The Company is adding reduced featured versions of its standard product line to accommodate this trend.

         Gross profit margins on sales for the quarter ended September 30, 1995 fell by approximately two percentage points as compared with the same quarter a year ago. This decline is attributable to special startup pricing for the Company's international sales offices as well as increased domestic labor costs associated with the build up of inventory levels to support the increase in international sales. Gross profit margins remained consistent during the six month period ended September 30, 1995 versus the same period one year ago.

         Internationally, the Company now has sales offices in Australia, China, France and Hong Kong. The Company has obtained several product approvals from the appropriate agencies within these and other targeted countries. This process is similar to that provided by UL and the FCC in the United States. The Company's southeast Asia manufacturing facility equipment and management are in place. Procedures are being developed and training is underway. Manufacturing operations at this facility are targeted to commence later this year.

         Other income decreased for the three and six month periods ended September 30, 1995 as compared with the same periods ended September 30, 1994 due to decreases in funds available for investment.

         Production expenses for the three months ended September 30, 1995 increased 11.5% as compared with the same three month period a year ago. This increase is attributable to the Southeast Asia manufacturing facility startup. Production expenses for the six months ended September 30, 1995 increased at a rate consistent with sales activity as compared with the same period one year ago.

         Development expenses for the three and six months periods ended September 30, 1995 remained consistent with that of the same periods ended September 30, 1994.

         Marketing, administrative and general expenses increased $624,000 and $1,259,000 in the three and six month periods ended September 30, 1995 as compared with the same periods a year ago. These increases were primarily due to the startup of the Company s international venture.

         Interest expenses remained constant for the three and six month periods ended September 30, 1995 versus the same periods a year ago.

         Pretax income was $46,000 and $520,000 for the three and six month periods ended September 30, 1995, respectively as compared with $719,000 and $1,450,000 for the same periods a year ago. The decrease was primarily due to the full expensing of the international startup costs.

         The Company s effective tax rates for the three and six months periods ended September 30, 1995 were 250.9% and 81.9% as compared with 36.0% and 36.7% for the three and six months ended September 30, 1994. These significant increases were due to the inability of the Company to write off certain subsidiary losses at this time. The Company will benefit from these losses on a carry forward basis when the subsidiaries becomes profitable.


FINANCIAL CONDITION

         At September 30, 1995, the Company had net working capital of $14.3 million, including approximately $2.8 million in cash, cash equivalents and short-term investments. This compares to net working capital of approximately $15.0 million and $7.0 million in cash, cash equivalents and short-term investments at March 31, 1995. Operations for the six-month period ended September 30, 1995 used net cash of $2,952,000. The cash outflow was primarily due to startup costs associated with the Company s international initiative.

         The Company has bank commitments for revolving credit facilities totaling $9,000,000, that extend into fiscal 1998. These commitments include an interest rate based on either the bank's stated prime rate or the London Interbank Offered Rates (LIBOR) and a five year term loan provision for repayment of balance due, if necessary. At September 30, 1995, the Company had short-term loans of $500,000 from these lines of credit. The Company believes that current levels of cash, cash equivalents and short-term investments, together with available lines of credit, will be sufficient to meet its foreseeable working capital needs. On a long-term basis, most cash requirements of the international initiative are expected to be derived from operations of overseas subsidiaries.

         The Company continually reviews its capital assets and upgrades them as required to insure that its technical and manufacturing capabilities stay on the leading edge of the industries it serves. During the quarter ended September 30, 1995, the Company purchased manufacturing equipment for its Southeast Asia manufacturing facility and committed to the purchase of business system software to enhance its ability to communicate in a global market place. The Company believes it has the resources to fund these expenditures internally.

         Although the Company has a broad customer base, it does have several customers who individually account for large amounts of business. A significant change in purchases by one of these customers could result in significant fluctuations in sales and profit. To minimize these fluctuations, the Company has increased its emphasis on partnership opportunities with its national and regional accounts. In addition, the Company has increased its support of domestic and international wholesale distribution companies. The Company s international initiative is also expected to minimize fluctuations in sales.

         The Company expects to continue expenditures on the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, alarm control products and several wireless projects, as well as the expansion of the Company s international marketing efforts.

         The Company, in conjunction with its Emergency Communications subsidiary, has initiated a nationwide promotional campaign of its Security Escort personal safety system to engineered systems dealers. This is the first time the system has been offered to markets other than colleges and universities. Potential opportunities for the system exist in areas such as health care facilities, shopping malls, high rise residential facilities and corporate campuses. Additional interest has also been expressed in certain government applications.

         Accounts receivable increased $1,173,000 from the March 31, 1995 level. This increase was partially attributable to the increased sales during the quarter ended September 30, 1995 to the Company s distributors and national accounts. It was also impacted by special promotional startup terms offered to the Company's international sales offices. The Company s standard credit terms are net 30 days.

         Inventories increased $2,245,000 from the March 31,1995 level due to the build-up of inventory to support the Company's international venture.
The Company regularly reviews its reserve for obsolescence and adjusts it accordingly. Occasionally, a new product will render another obsolete. However, it has been the Company s policy to time the release of new products to minimize this impact.

         Prepaid expenses and other assets increased $582,000 from the March 31, 1995 due to the payment of several deposits associated with the Southeast Asia manufacturing facility as well as the payment of school taxes and prepaid health care insurance premiums.

         Accounts payable increased $908,000 from the March 31, 1995 level due to timing of payments on inventory purchases to finance our international venture.

         Accrued payroll and benefits decreased $440,000 from March 31, 1995, primarily due to the payment of fiscal 1995 year-end performance bonuses.


                        PART II OTHER INFORMATION


Item 1.  Legal Proceedings.
- --------------------------

Not applicable



Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------
         At the Annual Meeting of Shareholders held on Thursday, August 3, 1995, there were 2,804,238 shares of Common Stock outstanding and entitled
to vote and a total of 2,492,787 shares were present in    person or by
proxy at the Meeting. The following individuals were elected to the Board of Directors:

         Nominated Director         FOR    WITHHELD
         ------------------   ---------    --------
         Donald R Adair       2,416,103       3,588
         Mortimer B Fuller III            2,418,193        1,498
         Karl H Kostusiak     2,417,528          2,163
         David B Lederer      2,417,984          1,707
         Edward C McIrvine                2,418,659        1,032

         The following proposals were also approved:

    Affirmative                        Negative    Votes
       Votes                             Votes   Withheld
    -----------                        --------    -----
         1.   Ratify the appointment of
              Price Waterhouse as independent
              auditors for the fiscal year
         ending March 31, 1996.       2,467,167  17,412   8,209

         2.   Amendment of the Company's 1992
              Stock Option Plan effective
              January 24, 1995, as described
              in the Company's proxy statement
         dated June 22, 1995.         2,181,590 128,036 124,992



Item 6.  Exhibits and Reports for Form 8-K.
- -------------------------------------------

A. Exhibits -- See Exhibit Index

B. Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DETECTION SYSTEMS, INC.
                                       Registrant

DATE:  November 14, 1995               By: /s/ Karl H. Kostusiak
                                       Karl H. Kostusiak, President


                                       By: /s/ Frank J. Ryan
                                       Frank J. Ryan, Vice President,
                                       Secretary and Treasurer
                                       (Chief Financial & Accounting
                                       Officer)

EXHIBIT INDEX

(3i) Text of the Certification of Incorporation, as amended. Incorporated by reference to Exhibit 3a to the registrants Form 10-K dated June 25, 1993.

(3i) Certificate of Amendment of Certificate of Incorporation as filed with New York Secretary of State. Incorporated by reference to Exhibit 3a to the registrants Form 10-K dated June 25, 1993.

(3ii) The text of the registrant's By-laws, as amended, are incorporated by reference to Exhibit 3b to the Company's Report on Form 10-K dated June 25, 1993.

(10) Executive Employment Agreements dated May 24, 1994 are incorporated by reference to Exhibit 10 starting on page 134 to the registrant's Report on Form 10-K dated June 27, 1994.

(11)     Statement regarding computation of per share earnings.  See Exhibit
         11.

(27)     Financial data schedule.  Included as Exhibit 27 to electronic Edgar filing only.

                                Exhibit 11

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES

            Consolidated Computation of Net Income Per Common
                       And Common Equivalent Share

Three Months Ended September 30,          1995         1994
                                     ---------    ---------

Net Income                           ($ 69,168)   $ 459,886
 ADD - Interest on deferred compensation            15,061     13,414
                                     ---------     --------
Adjusted net income applicable to common stock   ($ 54,107) $ 473,300

Number of Shares:
Weighted average number of shares    2,791,987    2,753,897
  Common Stock equivalent due to assumed
  exercise of stock options and warrants                 0    226,596
                                     ---------     --------

                                     2,791,987    2,980,493
                                     =========    =========

Net Income per Common and Common
  Equivalent share                      ($0.02)       $0.16



Six Months Ended September 30,            1995         1994
                                     ---------    ---------
Net Income                            $ 94,261    $ 917,885
 ADD - Interest on deferred compensation35,142       24,899
                                      --------    ---------
Adjusted net income applicable to common stock    $129,403  $ 942,784

Number of Shares:
Weighted average number of shares    2,789,354    2,722,330
  Common Stock equivalent due to assumed
  exercise of stock options and warrants           238,564    227,297
                                     ---------    ---------

                                     3,027,918    2,949,627

Net Income per Common and Common
  Equivalent share                       $0.04        $0.32
                                          ====         ====