Form 10-Q/A
period 1995-12-30
DETECTION SYSTEMS INC
filed 1996-02-13
CIK 28365

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______to ______


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

                       ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.    Yes __x__  No ___


As of February 9, 1996, there were outstanding 2,808,444 shares of the registrant's common stock, par value $.05 per share.

                       PART I FINANCIAL INFORMATION
                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheet (Unaudited)

ASSETS                                         Dec 31, 1995     March 31, 1995
Current Assets:                                ------------     --------------
  Cash & cash equivalents                      $ 1,151,810      $ 4,580,751
  Short-term investments, at cost, which
     approximates market value                           0        2,437,842
  Accounts receivable, less allowance
     for doubtful accounts of $100,000           5,934,983        4,916,052
  Inventories                                    8,364,057        5,255,724
  Income tax receivable                            843,561           94,121
  Deferred income tax charges                      428,400          354,500
  Prepaid expenses and other assets                510,829          314,285
                                               -----------      -----------
 Total Current Assets                           17,233,640       17,953,275

Fixed assets at cost                            15,547,982       12,655,276
  Less accumulated depreciation                  9,749,743        8,734,705
                                                ----------       ----------
                                                 5,798,239        3,920,571

Property under capital lease                     4,740,110        4,760,810
  Less accumulated depreciation                  2,210,825        2,035,297
                                                ----------       ----------
                                                 2,529,285        2,725,513
Other assets                                       137,548          145,934
                                               -----------      -----------
Total Assets                                   $25,698,712      $24,745,293
                                                ==========       ==========
LIABILITIES
Current Liabilities
  Current portion of long-term debt            $   369,728      $   434,934
  Accounts payable                               2,101,620        1,213,958
  Short term borrowings                            850,000                0
  Accrued payroll & benefits                       696,382        1,074,103
  Other accrued liabilities                        289,914          266,526
                                                ----------      -----------
  Total Current Liabilities                      4,307,644        2,989,521
Obligations under capital leases                   469,014          745,733
Deferred compensation                            1,722,271        1,527,638
Deferred income tax                                288,200          288,200
Shareholders' Equity
  Common stock, par value $.05 per share
  Authorized 12,000,000 shares, Issued
  2,810,411 shares at 12/31/95 and 2,792,489
  at 3/31/95                                       140,483         139,624
Capital in excess of par value                   6,960,891       6,853,246
Retained earnings                               12,225,961      12,724,265
                                                ----------     -----------
                                                19,327,335      19,717,135
Less: Treasury stock, 1,967 shares at 12/31/95
  at cost and 7,468 shares at 3/31/95 at cost      (10,689)        (36,326)
Notes receivable for stock purchases              (405,063)       (486,608)
                                                ----------     -----------
                                                18,911,583      19,194,201
                                                ----------     -----------
Total Liabilities & Shareholders' Equity       $25,698,712     $24,745,293
                                               ===========     ===========

             See accompanying notes to financial information.

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Income Statement (Unaudited)

For the Three Months Ended:                   Dec 31, 1995    Dec 31, 1994
                                              (Current Year)  (Preceding Year)
                                              --------------  ---------------
Gross sales less discounts,
  returns and allowances                       $ 8,563,799     $ 9,414,524
Other income                                        38,228          66,173
                                                ----------      ----------
Total income                                     8,602,027       9,480,697

Costs and expenses:
  Production                                     5,991,708       5,656,195
  Development                                    1,094,505       1,090,149
  Marketing, administrative & general            2,164,194       1,789,376
  Interest expenses                                 42,435          32,993
                                                ----------      ----------
Total costs and expenses                         9,292,842       8,568,713

(Loss) Income before taxes                        (690,815)        911,984

Provision for taxes                                 95,000        (343,000)
                                                ----------      ----------
Net (loss) income                                 (595,815)        568,984

Retained earnings at beginning of period        12,821,776      12,127,661

Dividends                                             none            none

Retained earnings at end of period             $12,225,961     $12,696,645

  Net (Loss) Income Per Share                       ($0.21)          $0.20
                                                     =====           =====

             (See accompanying notes to financial information)

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Income Statement (Unaudited)

For the Nine Months Ended:             Dec 31, 1995   Dec 31, 1994
                                       (Current Year) (Preceding Year)
                                       -------------- ----------------
Gross sales less discounts,
  returns and allowances               $26,654,524    $26,259,273
Other income                               204,735        243,468
                                        ----------     ----------
Total income                            26,859,259     26,502,741

Costs and expenses:
  Production                            17,134,401     15,946,253
  Development                            3,091,647      3,041,938
  Marketing, administrative & general    6,660,589      5,029,527
  Interest expenses                        139,926        123,154
                                        ----------     ----------

Total costs and expenses                27,026,563     24,140,872

(Loss) Income before taxes                (167,304)     2,361,869

Provision for taxes                       (331,000)      (875,000)
                                        ----------     ----------
Net (Loss) Income                         (498,304)     1,486,869

Retained earnings at beginning of period 12,724,265    11,209,776

Dividends                                      none          none

Retained earnings at end of period      $12,225,961   $12,696,645
                                         ==========    ==========

Net (Loss) Income Per Share                  ($0.16)        $0.52
                                              =====          ====

             (See accompanying notes to financial information)


                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended December 31,             1995          1994
                                                   ----          ----
Cash Flows from Operating Activities:
  Net (Loss) Income                                ($498,304)    $ 917,885
                                                    --------       -------
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                    1,196,270       708,108
  Fixed asset retirements                              2,682         2,625
  Change in obsolescence reserve                           0        50,000
  Deferred compensation                              194,633        48,744
Change in assets and liabilities:
  Accounts receivable                             (1,018,931)     (575,615)
  Inventories                                     (3,108,333)      671,576
  Income tax receivable                             (749,440)      139,468
  Prepaid expenses and other assets                 (196,544)     (194,735)
  Accounts payable                                   887,662       304,358
  Accrued payroll and benefits                      (377,721)       11,967
  Other accrued liabilities                           23,388        70,024
  Income taxes payable                                     0       232,308
  Deferred income taxes                              (73,900)            0
                                                  ----------    ----------
  Total adjustments                               (3,220,234)    1,468,828
                                                  ----------    ----------
Net cash (used)provided in operating
  activities                                      (3,718,538)    2,386,713

Cash flows from investing activities:
  Capital expenditures                            (2,872,006)     (593,193)
  Short-term investments                           2,437,842    (2,000,000)
                                                  ----------    ----------
Net cash (used) in investing activities            (434,164)    (2,593,193)

Cash flows from financing activities:
  Proceeds from short term borrowings               850,000              0
  Principal payments on long-term debt and
     capital lease obligations                     (341,925)      (283,295)
Common stock transactions, net                      215,686         68,924
                                                 ----------     ----------
Net cash provided (used) by financing activities    723,761       (214,371)

Net (decrease) in cash and cash equivalents      (3,428,941)      (420,851)

Cash and cash equivalents at beginning of period  4,580,751      3,907,111
                                                 ----------     ----------
Cash and cash equivalents at end of period       $1,151,810     $3,486,260
                                                  =========     ==========
Cash paid during the period for:
  Interest                                           36,216         67,183
Income taxes                                      1,090,327        864,749

Noncash transactions:
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

             See accompanying notes to financial information.

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                         NINE-MONTH PERIOD ENDED
                            December 31, 1995
                               (Unaudited)


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


INVENTORIES

     Major classifications of inventory follow:

                          Dec 31, 1995   March 31, 1995
                         -------------   --------------
Component Parts              3,100,919        2,100,894
Work In Process                878,019          475,927
Finished Products            4,385,119        2,678,903
                             ---------        ---------
                             8,364,057        5,255,724
                             =========        =========

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the three and nine month periods ended December 31, 1995 decreased $851,000 and increased $395,000, respectively as compared to the sales for the comparable periods ended December 31, 1994. The decrease was primarily attributable to decreased domestic national account sales partially offset by the increase in international sales. The increase for the nine month period is attributable to the growing international business.

     The Company sells a variety of electronic security and fire equipment that has a significant range in both sales price and gross product margin. Based on customer demand, sales of different product types have historically shown noticeable shifts on a quarter to quarter basis. Detection Systems has lowered prices on certain products based on anticipated savings generated from the manufacturing of these products in the Company's new Southeast Asia manufacturing facility. It is projected that average prices will continue to decline in fiscal 1997 as customer demands warrant and as more products are shifted to the Southeast Asia facility. The Company has also adding reduced featured versions of its standard product line to accommodate this trend.

     Gross profit margins on sales for the three and nine months ended December 31, 1995 fell by approximately ten and four percentage points as compared with the same periods a year ago. This decline was attributable to special startup pricing for the Company's international sales offices as well as by the Company's recently implemented lower pricing policy based on the anticipated savings from its international manufacturing capability.
The quarter ending December 31, 1995 also includes production expenses associated with the establishment of the new Southeast Asia manufacturing facility. There were no related sales revenues or inventory builds to support or absorb these expenses.

     Internationally, the Company's Detection Systems International, Inc. subsidiary currently has direct sales offices in Australia, China, France, Hong Kong and the United Kingdom and distributors in Belgium, Brazil, Columbia, Czech, Estonia, Hungary, India, Indonesia, Ireland, Israel, Italy, Korea, Latvia, Lithuania, Malaysia, Netherlands, New Zealand, Norway, Russia, Singapore, Slovakia, South Africa, Sweden, Taiwan, Thailand and Ukraine. The Company has obtained numerous product approvals from the appropriate agencies within these and other targeted countries. This process is similar to that provided by UL and the FCC in the United States. The Company's Southeast Asia manufacturing facility equipment and management are in place. Production began during the quarter and first product shipments were made to customers. The Company has attempted to duplicate much of the same quality proven manufacturing procedures and processes as established in its Fairport facility.

     Other income decreased for the three and nine month periods ended December 31, 1995 as compared with the same periods ended December 31, 1994 due to decreases in funds available for investment.

     Production expenses for the three and nine months ended December 31, 1995 increased 5.9% and 7.5% as compared with the same three and nine month period a year ago. These increases were attributable to the start up of the Southeast Asia manufacturing facility.

     Development expenses for the three and nine months periods ended December 31, 1995 remained consistent with that of the same periods ended December 31, 1994.

     Marketing, administrative and general expenses increased $375,000 and $1,631,000 in the three and nine month periods ended December 31, 1995 as compared with the same periods a year ago. These increases were primarily due to the startup of the Company s international venture.

     Interest expense increased slightly for the three and nine month periods ended December 31, 1995 versus the same periods a year ago. These increases are due to the short-term working capital borrowings established during the second and third fiscal quarters.

     Pretax losses were $691,000 and $167,000 for the three and nine month periods ended December 31, 1995 as compared with pretax income of $912,000 and $2,362,000, respectively, for the same periods ended December 31, 1994. While U.S. operations were profitable, the expensing of international startup activities resulted in the pretax losses in the current fiscal year. International startup expenses included the acquisition of new software, product conversions and approval costs, Southeast Asia manufacturing startup costs and market introduction costs.

     The Company s effective tax rate for the quarter ended December 31, 1995 was a benefit of 13.8%. The effective rate for the nine months ended December 31, 1995 was a provision of 197.8%. This slight tax benefit as well as the higher than normal tax provision result from the Company s inability to fully recognize tax benefits associated with certain subsidiary losses at this time. However, the Company will recognize benefit from these losses when recognition of the benefit becomes more likely than not.

FINANCIAL CONDITION

     At December 31, 1995, the Company had net working capital of $12.9 million, including approximately $1.2 million in cash and cash equivalents. This compares to net working capital of approximately $15.0 million and $7.0 million in cash, cash equivalents and short-term investments at March 31, 1995. Operations for the nine-month period ended December 31, 1995 used net cash of $3,719,000. The cash outflow was primarily due to costs associated with the Company s international initiative.

     The Company has a $6.5 million bank commitment for a revolving credit facility, that extends into fiscal 1998. This commitment includes an interest rate based on either the bank's stated prime rate or the London Interbank Offered Rates (LIBOR) and a five year term loan provision for repayment of balance due, if necessary. At December 31, 1995, the Company had short-term loans of $850,000 from its line of credit. The Company believes that current levels of cash and cash equivalents together with its available line of credit, will be sufficient to meet its foreseeable working capital needs. On a long-term basis, most cash requirements of the international initiative are expected to be derived from operations of overseas subsidiaries.

     The Company continually reviews its capital assets and upgrades them as required to insure that its technical and manufacturing capabilities stay on the leading edge of the industries it serves. During the quarter ended December 31, 1995, the Company installed manufacturing equipment in its Southeast Asia plant and trained personnel on its operation.

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

     The Company expects to continue expenditures on the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, alarm control products and several wireless projects, as well as the expansion of the Company s international marketing efforts.
     The Company, in conjunction with its Emergency Communications subsidiary, has initiated a nationwide promotional campaign of its Security Escort(R) personal safety system to engineered systems dealers. This is the first time the system has been offered to markets other than colleges and universities. Potential opportunities for the system exist in areas such as health care facilities, shopping malls, high rise residential facilities and corporate campuses. Additional interest has also been expressed in certain government applications.

     Accounts receivable increased $1,019,000 from the March 31, 1995 level. This increase was partially attributable to the increased sales during the quarter ended December 31, 1995 to the Company s international customers. It was also impacted by special promotional startup terms offered to these same customers. The Company s standard credit terms are net 30 days.

     Inventories increased $3,108,000 from the March 31,1995 level due to the build-up of inventory to support the Company's international venture. The Company regularly reviews its reserve for obsolescence and adjusts it accordingly. Occasionally, a new product will render another obsolete. However, it has been the Company s policy to time the release of new products to minimize this impact.

     Prepaid expenses and other assets increased $197,000 from the March 31, 1995 due to the payment of several deposits associated with the Southeast Asia manufacturing facility.

     Accounts payable increased $888,000 from the March 31, 1995 level due to timing of payments on inventory purchases to finance our international venture.

     Accrued payroll and benefits decreased $378,000 from March 31, 1995, primarily due to the payment of fiscal 1995 year-end performance bonuses.

                         PART II OTHER INFORMATION


Item 1.  Legal Proceedings

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

       Detection Systems, Inc. announced on February 13, 1996 that it has purchased all the outstanding stock of Radionics, Inc. from Expamet, International Plc for $17,727,500 cash. Radionics, a leading U.S. manufacturer of control equipment for the security, fire protection and access control markets, had sales of $45 million for its fiscal year ended December 31, 1995, giving the combined companies sales of $80 million for that period.

Item 6.  Exhibits and Reports for Form 8-K.

       A. Exhibits

          See Exhibit Index

       B. Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DETECTION SYSTEMS, INC.
                             Registrant


DATE:  February 13, 1996      By:  /s/ Karl H. Kostusiak
                              Karl H. Kostusiak, President


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

     (27) Financial data schedule. Included as Exhibit 27 to electronic Edgar filing only.

                                 Exhibit 11

                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES

             Consolidated Computation of Net Income Per Common
                        And Common Equivalent Share

Three Months Ended December 31,                   1995         1994

Net Income                                        ($ 595,815)  $582,984
     ADD - Interest on deferred compensation          15,550     14,729
                                                    --------    -------
Adjusted net income applicable to common stock    ($ 580,265)  $597,713

Number of Shares:
Weighted average number of shares                  2,805,387  2,754,977
  Common Stock equivalent due to
  assumed exercise of stock options
  and warrants                                             0    226,178
                                                   ---------   --------
                                                   2,805,387  2,981,155
                                                   =========  =========

Net (Loss) Income per Common and Common
Equivalent share                                      ($0.21)     $0.20


Nine Months Ended December 31,                     1995       1994
                                                   -----      -----
Net (Loss) Income                                  ($498,304) $1,500,869
     ADD - Interest on deferred compensation          50,692      39,628
                                                    --------   ---------
Adjusted net income applicable to common stock     ($447,612) $1,540,497
Number of Shares:
Weighted average number of shares                  2,805,387   2,733,212
           Common Stock equivalent due to
           assumed exercise of stock options
           and warrants                               78,705     227,540
                                                   ---------   ---------
                                                   2,884,092   2,960,752
Net Income per Common and Common
Equivalent share                                       ($.16)       $.52