Form 10-K405
period 1996-03-31
DETECTION SYSTEMS INC
filed 1996-07-01
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended: March 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                     Commission File Number:  0-8125
                             __________________

                           DETECTION SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

         State of New York                            16-0958589
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification Number)

         130 Perinton Parkway, Fairport, New York          14450
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

                   Common Stock, Par Value $.05 Per Share
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of June 21, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,791,996

As of June 26, 1996 there were outstanding 2,834,159 shares of the registrant's common stock, par value $.05 per share.

PART I

ITEM l.  BUSINESS

GENERAL

Detection Systems, Inc. ("Company") designs, manufactures and markets electronic detection, control and communication equipment for the security and fire protection industries. An electronic alarm system consists of intrusion and fire detectors as well as control and communication equipment. An alarm system is turned on by setting the control instrument. When a break-in or fire occurs, the intrusion or fire detector senses the incident and activates the control instrument, which in turn triggers the communication equipment and, in most cases, a bell or siren to provide a local alarm. Communication equipment may consist of an automatic telephone dialer, a leased telephone line transmitter or a radio transmitter and is used to transmit the alarm signal to a remote central alarm monitoring service or directly to the police.

Since its founding in 1968, Detection Systems has established a reputation for outstanding performance, quality and service. The Company's product line includes a broad line of security, fire and access control components and systems. These products are used worldwide by professional installation and service companies to protect life and property in commercial, industrial, institutional and residential environments.

On February 12, 1996, Detection Systems acquired all of the outstanding stock of Radionics, Inc., a leading U.S. manufacturer of security, fire and access control systems, from Expamet, Inc., a wholly-owned subsidiary of Expamet International PLC, a United Kingdom corporation. This acquisition more than doubled the sales rate of the Company. Radionics designs and manufactures keypads, control/communicators and central station receivers for the intrusion alarm, fire alarm and access control markets. In addition to selling its own manufactured products, Radionics buys and resells certain access control products manufactured by PAC, its former U.K. affiliate, and certain sensors manufactured by third parties. Radionics sells its products to a national dealer/installer network which combines its products with other components from other suppliers, including Detection Systems, to form complete systems.

The acquisition of Radionics was accounted for as a purchase for financial reporting purposes and accordingly, the assets and liabilities were restated to reflect their fair market value as of the acquisition date.

The Company has several subsidiaries other than Radionics. During fiscal 1995, the Company provided an equity investment of $100,000 to its Detection Systems International, Inc. ("DSII") subsidiary for the purpose of marketing international opportunities for its electronic security and fire protection products. As a result of this investment, two foreign subsidiaries were established, one in Hong Kong and the other in Sydney, Australia. The Company provided an equity investment of $300,000 each to Detection Systems (HK) Limited and Detection Systems (AUST) Pty. Ltd. ("DS Australia"). Control of Hong Kong changes from British rule to Chinese rule as of July 1, 1997. The Company does not believe it is possible to determine the impact this change will have on its operations. During fiscal 1996, DS Australia established branch offices in Melbourne and Brisbane. In addition, DSII established a branch office in Paris, France, and opened a branch office in the United Kingdom during the first quarter of 1997. Also, a manufacturing facility was leased in Southeast Asia, The Company began manufacturing operations and product shipments to customers from that facility during the third fiscal quarter of 1996. The Company owns 100 percent of the common stock of DSII and its foreign subsidiaries.

The Company maintains a separate Security Escort subsidiary, Emergency Communications, Inc. ("ECI"), to facilitate joint ventures in the help call market, where there may be financial requirements in excess of the Company's internal financing capability. The Company initiated a promotional campaign of its Security Escort multiple user help call system in fiscal 1996 to engineered system companies, for use in diverse environments such as apartment complexes, condominiums, retirement communities, hospitals, correctional institutions, government facilities and manufacturing facilities. Sales have been made in Australia for use in correctional facilities and total coverage systems are operational in two U.S. colleges.

The Company purchased all of ECI's common stock through an initial equity investment of $100,000 and subsequently awarded a portion of the shares to certain directors and employees. On each anniversary, a portion of the stock is vested. At March 31, 1996, the Company owned approximately 61.5% of ECI's common stock. Once all shares are fully vested, the Company will own approximately 51.8% of ECI's common stock. At June 1, 1996, the Company had provided ECI with approximately $1.1 million in loans.

A former subsidiary, Activity Monitoring Systems, Inc. ("AMS"), was involved in the development of wireless electronic house arrest products to be used by various government agencies. Further development and marketing efforts were stopped and on December 20, 1995, this corporation was legally dissolved.

The Company's DSII subsidiary entered into a joint venture agreement with the Chinese government for the purpose of designing, manufacturing and distributing security products internationally. The Company does not believe this agreement will have a material impact on revenues and earnings in fiscal 1997.

PRODUCT LINE

The Company's product lines consist of its traditional security/fire detection line, its newly acquired Radionics control system line (which greatly expands its existing control system line), and the Company's Security Escort multiple user help call system.

The Company's security detectors operate on five basic principles (1) passive infrared body heat detection, (2) photoelectric beam interruption,
(3) combination passive infrared/microwave detection ("duals"), (4) acoustic glass break detection and (5) vibration detection. These five types of detectors complement each other in their system applications and the types of environments in which they function best. Several different types of detectors are often used in a single alarm system. The Company's intrusion detection products include both self-contained detectors which are connected both directly (wired) and/or indirectly (wireless) to the alarm system controller and detectors that are connected to other detectors and to a detection zone control, which is in turn connected to the system controller. The Company's products are used in new alarm systems as well as to upgrade existing alarm systems.

Many of the Company's security detectors feature enhanced signature recognition techniques. The Company's newest duals can be used in residential or commercial environments where animals may be present.

During the past several years the Company has worked with outside contractors for special purpose limited volume devices important to its catalog that are sold under the Detection Systems name.

The Company's fire detection product line includes beam smoke detectors, photoelectric spot smoke detectors and ionization spot smoke detectors. The photoelectric spot and ionization spot detectors have interchangeable 2- and 4-wire bases. The Company's smoke detector line is comprised of detectors for both residential and commercial applications. The acquisition of Radionics adds fire control panels to the Company's product line.


The Company has a family of microprocessor-based alarm control equipment for use in security/fire system applications. The Company's control line is comprised of controls for both residential and commercial applications including multiplex systems used to monitor large security system applications. The acquisition of Radionics enhances the Company's control system product lines. Radionics has been considered one of the leading U.S. based manufacturers of control and communication equipment, partially due to their success in marketing their products to dealer networks.

The Company continues to work with a national customer to provide long-range transmissions of security and fire alarm signals over the ARDIS radio network. ARDIS, an acronym for Advanced Radio Data Information Service, offers an alternative to telephone lines as the means for contacting a central monitoring station, and ultimately the police or fire department. The use of ARDIS increases alarm system reliability and reduces vulnerability to tampering.

Detection Systems Security Escort multiple user help call system uses a digital micro-cellular architecture to provide its subscribers with 24 hour protection. A hand-held Security Escort transmitter enables an individual to simultaneously trigger a strobe, sound a siren alarm and alert the appropriate security personnel as to the subscriber's name, location, address and any handicap. A unique test feature allows the subscriber to test the system at any time and receive visual confirmation that it is functioning properly.

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

Radionics sells its products to a national dealer/installer network which combines its products and other supplier components to form complete systems. From its inception, Radionics has sold its products to end users in the high-end commercial, retail and governmental markets. More recently, Radionics has broadened its product offering by supplying lower-end products suitable for the residential market where there is considerable growth.

Detection Systems is actively promoting the Security Escort multiple user help call system throughout the United States and in Australia. While the system was initially designed for the protection of individuals on college and university campuses, the technology is also suitable for other applications. The Company is exploring additional distribution relationships to expand its market coverage for the system to other environments, such as apartment complexes, condominiums, retirement communities, hospitals, correctional facilities, governmental facilities and manufacturing facilities.

The Company continues to develop and expand partnering and working relationships with its national and international customers. Large regional and national accounts are supported directly by Regional Sales and Service Managers. The Company's sales managers provide technical support to customers regarding system design, installation and service. The Company also conducts regular training programs for its customers' as well as
technical seminars at national and regional shows.   A call to the Company's
800 sales number typically results in same day shipment of most standard products from two warehouses. To support the on-site installer or service person, toll-free 800 lines connect directly to the Technical Service Department.

For the Company's international program, sales offices have been opened in Australia, China, France, Hong Kong and the United Kingdom. Each office is staffed with qualified professionals with extensive security industry sales experience. They are charged with the responsibility of promoting the Company's products in the targeted countries, determining future customer needs and providing technical support. In addition, the company has established distributors and/or sales representatives in 26 additional countries. These include Belgium, Brazil, Colombia, Czech, Estonia, Hungary, India, Latvia, Lithuania, Malaysia, the Netherlands, New Zealand, Norway, Russia, Singapore, Slovakia, South Africa, Sweden, Taiwan, Thailand and the Ukraine.

The Company's sales strategy includes providing its customers with a full product catalog to fulfill the majority of their electronic security and fire protection detector and system needs. An example of this strategy was the Radionics acquisition. In other cases, this will be accomplished through strategic alliances with other vendors to allow the Company to be a full-line supplier. Foreign sales (including sales to Canada) accounted for approximately 21% of net sales in fiscal 1996. See Note 10 to the Company's consolidated financial statements for more detailed information about foreign operations and export sales.

Domestically, the combined companies of Detection Systems and Radionics maintain regional sales/training personnel in Arizona, California, Georgia, Florida, Illinois, Indiana, Massachusetts, Nebraska, Pennsylvania, Ohio, Tennessee, Texas, Virginia and Washington. In addition, Detection Systems maintains stock at the Radionics' facility in Salinas, California. Some of the Company's international sales efforts are handled out of the corporate office in Fairport; however, distribution centers have been established in Australia and Hong Kong. Stocking for the Company's United Kingdom distribution center is scheduled for July of 1996.

Although the Company has a broad customer base, it does have several customers who individually account for substantial amounts of business. In fiscal 1996, sales to Securitylink from Ameritech (formerly known as the National Guardian Corporation) accounted for approximately 14% of the Company's consolidated total net sales. Sales to 47 additional customers, including fourteen distributors, accounted for an additional 53% of net sales. Although the Company s business is not seasonal, a significant change in purchases by one of these customers could result in fluctuations in sales and profit. In fiscal 1995 and 1994, sales to National Guardian and ADT, both of whom purchased the Company's products for use as components in systems that they marketed, accounted for 22% and 23% in fiscal 1995 and 17% and 20% in fiscal 1994 of the Company's total net sales respectively. The acquisition of Radionics in February 1996, the Company's international initiative and its increased use of distributors have reduced the effect of sales fluctuations associated with the Company's largest customers.

MANUFACTURING

The Company manufactures electronic products intended primarily for the security and fire protection industries at its Fairport, New York, facility. It designs and prepares specifications for the component parts used in its products, including circuit boards, transistors, integrated circuits and cabinetry, all of which it purchases from outside sources. These components are assembled into finished products at the Fairport facility. Emphasis on technological innovation and reliability has resulted in the Company's products having an excellent field reputation. Many units manufactured in the 1970's are still in active service today.

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

The Company established a second manufacturing facility in Southeast Asia during fiscal 1996. Manufacturing operations and first product shipments began in October 1995. Detection Systems has duplicated in its Southeast Asia facility the same proven manufacturing procedures and processes used in its Fairport facility. The Company expects to transition products from Detection Systems and Radionics to the Southeast Asia manufacturing facility to take advantage of lower production costs at this facility.

The Radionics' manufacturing facility also utilizes the same quality proven technology as used in Fairport. One difference is that Radionics uses a pull style production process whereby production is scheduled to fulfill certain finished goods stock levels each day. Because of this scheduling process, Radionics is able to maintain lower levels of finished goods inventory.

COMPETITION

The Company believes it is in the top five of security industry
manufacturers in the United States market.   The U.S. security systems
industry consists of approximately 40 manufacturers providing a wide range of products, from simple sensor components to complete systems. The Company believes its three major competitors are Pittway Corporation, the Berwind Group and C&K Systems. Professional installation and service companies consider product reliability, both in performance and testing, as well as the incorporation of advanced technological features, ease of installation, sales support and price when selecting intrusion and fire detection equipment. The Company competes on the bases of performance, features, quality, reliability and delivery of its products; its customer technical support services offered; and on the basis of price. Although the Company's principal method of competition is not price, competitive market conditions have caused average sales prices to decrease steadily since the Company's founding.

RESEARCH AND DEVELOPMENT

During the fiscal years ended March 31, 1994, 1995 and 1996, the Company expended approximately $4,161,000, $4,070,000 and $4,700,000 respectively, on research and development activities relating to the development of new products and the improvement of existing products.

The Company has been granted over 25 patents related to its products. While the Company obtains patents as appropriate and considers certain of its patents valuable, it does not believe patents to be of material importance in the successful conduct of its business. Trademarks, licenses, franchises and concessions are not material factors in the Company's business.

EMPLOYEES

At March 31, 1996, the Company employed approximately 595 persons worldwide. None of the Company's employees is represented by a collective bargaining organization, and the Company's management believes employee relations are good.

BACKLOG, RAW MATERIALS, ENVIRONMENTAL AND OTHER MATTERS

Backlog is not significant in the business of the Company.   In general,
orders are processed from inventory on a relatively current basis. It is the Company's practice to maintain four weeks of finished goods inventory for all products in order to meet customer requirements.

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

ITEM 2. PROPERTIES.

The Company's manufacturing, research and general office operations are conducted at its 92,000 square foot facility at 130 Perinton Parkway, Fairport, New York. This plant was re-financed as part of the Radionics acquisition and the mortgage loan is secured by a lien on the land and building.

Radionics manufacturing, research and general office operations are conducted at its leased 156,000 square foot facility located in Salinas, California. The lease extends to July of 1999.

Internationally, the Company has leased a 70,000 square foot manufacturing facility in Southeast Asia and has offices/distribution centers located in Australia, France, Hong Kong and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS.

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Company's fourth quarter ending March 31, 1996.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: DETC. On June 21, 1996, the closing price, as reported by The Nasdaq Stock Market, was $14.00 per share, and the number of shareholders was approximately 3,200. Certain information regarding the price range of the Company's Common Stock (quarterly high and low) is presented below:

PRICE RANGE OF COMMON STOCK

(The quarterly high and low bid price for the Company's common stock during the past three years in dollars)

                         Fiscal       Fiscal      Fiscal       Fiscal
                          1997*          1996        1995        1994
                         High Low     High Low    High Low     High Low
First Quarter
Ended June 30         18-1/2 9-1/2  7-3/4 6-1/2  10-1/2  6     8-1/4  5-3/4

First Quarter
Ended September 30                  7-3/4 5-1/2   9-1/2 6-1/8  6-3/4 5-3/4

Third Quarter
Ended December 31                   7-7/8 5-7/8   9-3/85-1/2   12  6-1/8

Fourth Quarter
Ended March 31                      9-3/4 5-1/2   8   5-3/4    13   9

*Through June 24, 1996

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The fourth quarter fiscal 1996 results are not comparable to the earlier periods due to the acquisition of Radionics on February 12, 1996. Interim quarterly results for the Company over the past three years were as follows (thousands of dollars, except per share data):

Fiscal                              INCOME
Year Ending         NET    GROSS       NET        PER
March 31,         SALES   MARGIN    INCOME      SHARE
- ------------------        ------    ------     -----------
1996
Fourth Quarter  $15,204   $4,359  $(7,353)    ($2.57)
Third Quarter     8,564    2,572     (596)      (.21)
Second Quarter    9,299    3,380      (69)      (.02)
First Quarter     8,791    3,568      163        .06

1995
Fourth Quarter   $8,075   $3,193      $27         --
Third Quarter     9,416    3,759      569       $.20
Second Quarter    8,672    3,362      460        .16
First Quarter     8,173    3,192      458        .16

1994
Fourth Quarter   $8,145   $3,069     $402       $.14
Third Quarter     8,300    3,257      437        .15
Second Quarter    8,589    3,272      431        .15
First Quarter     6,321    2,215        5         --

The Company's five year summary of operations is presented below:

For the Year Ended
March 31,                          1996            1995            1994
                            -----------     -----------     -----------

Net Sales                   $41,858,000     $34,336,000     $31,355,000
Income Before Taxes
  and Cumulative
  Effect of a Change
  in Accounting Principle   (10,665,000)     2,592,000        1,571,000
Provision for Taxes          (2,810,000)     1,078,000          427,000
Cumulative Effect
  of a Change in
  Accounting Principle               --             --          131,000
Net (Loss) Income            (7,855,000)     1,514,000        1,275,000

At Year End
Current Assets              $28,426,000    $17,953,000      $15,836,000
Current Liabilities          12,714,000      2,990,000        2,389,000
Working Capital              15,712,000     14,963,000       13,447,000
Total Assets                 48,898,000     24,745,000       22,780,000

Long Term Debt and
  Obligations Under
  Capital Lease              17,936,000        746,000        1,145,000
Deferred Compensation         1,746,000      1,528,000        1,424,000
Shareholders' Equity         11,569,000     19,194,000       17,492,000
Number of Employees                 595            320              354
Number of Shareholders            3,200          3,000            3,000

Per Share Amounts
Net Income                       ($2.74)          $.52             $.44
Shareholders' Equity               4.12           6.89             6.50

Ratios/Percentages
Gross Profit/Sales                 33.2%          39.3%            37.7%
Pre-tax (Loss)Profit/Sales        (25.5%)          7.5%             5.0%
Net (Loss) Income/Sales           (18.8%)          4.4%             4.1%
Current Ratio                   2.2 to 1      6.0 to 1         6.6 to 1


March 31,                                  1993            1992
                                    -----------     -----------
Net Sales                           $29,431,000     $27,254,000
Income Before Taxes
  and Cumulative
  Effect of a Change
  in Accounting Principle             2,356,000       2,351,000
Provision for Taxes                     919,000         857,000
Cumulative Effect
  of a Change in
  Accounting Principle                       --              --
Net (Loss) Income                     1,437,000       1,494,000

At Year End
Current Assets                      $15,764,000     $13,852,000
Current Liabilities                   3,559,000       3,117,000
Working Capital                      12,205,000      10,734,000
Total Assets                         22,543,000      20,942,000
Long Term Debt and
  Obligations Under
  Capital Lease                       1,149,000       1,622,000
Deferred Compensation                 1,229,000       1,157,000
Shareholders' Equity                 16,059,000      14,481,000
Number of Employees                         389             301
Number of Shareholders                    2,800           2,300

Per Share Amounts
Net Income                                 $.51            $.53
Shareholders' Equity                       5.98            5.57

Ratios/Percentages
Gross Profit/Sales                         38.7%           38.8%
Pre-tax (Loss)Profit/Sales                  8.0%            8.6%
Net (Loss) Income/Sales                     4.9%            5.5%
Current Ratio                          4.4 to 1        4.4 to 1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's sales increased 21.9% in fiscal 1996 compared to fiscal 1995, and 9.5% in fiscal 1995 compared to fiscal 1994. Sales in fiscal 1996 benefited from $5.98 million in sales from the Company's subsidiary, Radionics, which was acquired on February 12, 1996. In addition, international sales increased as a result of the Company's international initiative to $8.77 million as compared to $3.94 million in fiscal 1995. These increases offset a decline in domestic national account sales. The fiscal 1995 increase was reflective of unit sales growth in most product categories and a continued preference for the Company's product line by professional alarm installation and service companies. The Company's commitment to the accomplishment of long term sales growth is reflected by both the acquisition of Radionics and investments in its international marketing initiative.

Gross profit margins were 33.2% for the fiscal year ending March 31, 1996 as compared to 39.3% for the same period a year ago. Gross margins were reduced by startup costs associated with the Company's international initiative including its new Southeast Asia manufacturing facility, as well as by a decline in average selling prices. The Company believes its new manufacturing facility will allow it to achieve reduced manufacturing costs and improved profit margins in the future.

The acquisition of Radionics by Detection Systems in February 1996 has more than doubled the sales volume of the Company on an ongoing basis. This acquisition and the Company's aggressive foreign sales program are expected to facilitate the Company's long-term growth. It is management's goal that within the next five years international sales will represent 50% of the Company s sales.

To facilitate the marketing of the Company's products internationally, the Company established one domestic and two foreign subsidiaries in late fiscal 1995. Detection Systems International Inc., currently operating out of Salinas, California, was established to oversee the international program. Detection System (HK) Limited was established in Hong Kong to penetrate Asian markets and to oversee the Southeast Asia manufacturing facility. Detection Systems (AUST) Pty. Ltd. was established in Australia to develop and promote the Company s products in that marketplace. This Australian subsidiary now has three distribution branches in operation. In addition to these subsidiaries, the Company has branch offices in France and the United Kingdom.

On February 12, 1996, Detection Systems, Inc. purchased all of the equity in Radionics, Inc. for approximately $18 million. Funding was provided by a commercial lending institution pursuant to a bridge loan facility. This loan was subsequently refinanced into a permanent facility consisting of a mortgage loan and term loan. Both the mortgage loan and term loan provide for the payment of interest only for the first 18 months. The repayment of principal begins on December 1, 1997. Interest is currently calculated based on LIBOR plus 200 points. The points will decrease if the Company satisfies certain financial performance objectives.

The Radionics acquisition was treated as a purchase for financial reporting purposes. Accordingly, the assets and liabilities were adjusted to reflect their fair market value as of the acquisition date. In connection with this transaction, certain liabilities were recorded related to actions the Company must perform to efficiently combine the operations of Detection Systems and Radionics.

The Company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired. This opinion served as the basis for allocation of the purchase price to the various classes of assets. The appraisal included both tangible and identifiable intangible assets.

The Company allocated the total purchase price as follows:

     Accounts receivable                   $  4,410,300
     Inventories                              4,545,300
     Other current assets                     2,477,400
     Accounts payable and other
       current liabilities                   (6,332,000)
                                             ----------

     Net working capital acquired             5,101,000

     Fixed assets                             1,803,600
     Identifiable intangible assets           1,950,000
     Existing product lines                     890,000
     Purchased in-process research and
       development                            9,350,000
     Goodwill                                 1,004,500
     Deferred tax liabilities related to
       identifiable intangible assets        (1,931,900)
                                             ----------
           Total                            $18,167,200
                                             ==========


The identifiable intangible assets, which consisted of Radionics' tradename and customer lists, will be amortized over 20 years. The valuation for both the existing product lines and in-process research and development, was accomplished through the application of an income approach. Projected debt-free income, revenue net of provision for operating expenses, income taxes and returns on requisite assets from such items were discounted to a present value.

Existing product lines included both "current products," representing products currently in the marketplace at the date of acquisition, and "in-process research and development," for products still in the development stage and technically proven. The fair market value for current products was determined to be $890,000. This amount was recorded as an asset and will be amortized on a straight line basis over three years. The fair market value of the purchased "in-process research and development" was valued at $9,350,000. In accordance with generally accepted accounting practices, this amount was expensed upon acquisition in the fourth quarter of fiscal 1996.

Interest expense increased 90.1% for fiscal 1996 as compared to fiscal 1995 and remained consistent in fiscal 1995 versus fiscal 1994. The increase in fiscal 1996 was the direct result of the debt financing associated with the Radionics acquisition.

Production expenses increased 34.3% for fiscal 1996 versus fiscal 1995 and increased 6.6% for fiscal 1995 versus fiscal 1994. The fiscal 1996 increase was primarily attributable to the expensing of startup costs associated with the Company's Southeast Asia manufacturing facility. The fiscal 1995 increase was consistent with the increase in sales in fiscal 1995.

Development expenses increased by approximately $629,000 for fiscal 1996 versus fiscal 1995 and decreased by approximately $90,000 for fiscal 1995 versus fiscal 1994. The increase in 1996 was attributable to Radionics' research and development efforts since the acquisition date. Development expenses in 1995 compared to 1994 remained consistent. It is anticipated that combined Detection Systems and Radionics product line development expenses will be between $7.0 and $8.0 million in fiscal 1997.

A non-recurring charge of $9.3 million was recorded to operations in the last quarter of fiscal 1996. This represented the value assigned to Radionics technology that was determined to be under development and technically unproven at the time of the acquisition. Sales of products incorporating some of this developing technology are expected to begin in fiscal 1997.

Marketing, administrative and general expenses increased 54.9%, for fiscal 1996, as compared to fiscal 1995 and increased 11.1% in fiscal 1995 compared to fiscal 1994. The increase in fiscal 1996 resulted from the startup of the two foreign subsidiaries and several branch offices. It was also affected by the write-off of business system software in fiscal 1996.

The Company incurred a pretax loss of $10.7 million for the fiscal year ended March 31, 1996. This compares with pretax income of $2.6 million for fiscal 1995 and $1.6 million for fiscal 1994. The pretax loss was mainly attributable to the non-recurring technology under development charge resulting from the acquisition of Radionics as discussed above. However, the expensing of international startup activities also contributed to pretax losses in fiscal 1996. International startup expenses included product conversions, product approval costs, the opening of the Company's Southeast Asia manufacturing facility and market introduction costs.

The Company s effective income tax rate for fiscal 1996 was a benefit of 26.4% as compared to a provision of 41.6% and 27.2% for fiscal 1995 and 1994, respectively. The benefit rate for fiscal 1996 resulted from the Company s inability to fully recognize tax benefits associated with certain subsidiary losses in the current fiscal year. However, the Company will recognize a benefit from these losses when recognition of the benefit becomes more likely than not. The exceptionally low tax rate for fiscal 1994 was due to the reinstatement of research and development credits available to the Company by the Revenue Reconciliation Act of 1993 and the cumulative effect of an accounting change, as discussed in Note 1 to the financial statements. The fiscal 1995 increase was primarily due to a return to a more normal tax level.

Although the Company has a broad customer base, it does have several customers who individually account for substantial amounts of business. Sales to the Company s two largest customers accounted for 14% and 10% during fiscal 1996 and 22% and 23% of total sales during fiscal 1995, respectively. A significant change in purchases by one of these customers could result in fluctuations in sales and profit. The Company's continued emphasis on partnership opportunities with its national and regional accounts, the increased support of domestic and international wholesale distribution companies for the promotion of the Company's products, the acquisition of Radionics, and the Company s international initiative have collectively reduced the effect of sales fluctuations associated with the Company's largest customers.

The Company initiated a promotional campaign of its Security Escort multiple user help call system to prospective engineered system companies, both domestically and internationally, in fiscal 1996. This was the first time the system had been offered to markets other than colleges and universities. Potential opportunities for the system include diverse environments such as apartment complexes, condominiums, retirement communities, hospitals, correctional institutions and manufacturing facilities. As a result of this broader marketing initiative, sales have been made in Australia for use in correctional facilities.

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting of Income Taxes" which resulted in a favorable impact on earnings of approximately $131,000. This credit relates to deferred taxes previously recorded at higher tax rates.

During fiscal 1996, 1995 and 1994, inflation did not have a significant impact on the Company s business.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1996, the Company had net working capital of $15.7 million, including approximately $0.9 million in cash, cash equivalents and short-term investments. This compares with net working capital of $15.0 million, including approximately $7.0 million in cash, cash equivalents and short-term investments at the end of fiscal 1995. The decrease is due to increased levels of inventory and other costs associated with the startup of the Company's international initiative.

The Company has a $6.5 million bank commitment for a revolving line of credit facility that extends into fiscal 1999. This commitment includes an interest rate based on the London Interbank Offered Rate plus applicable points based on the Company s performance. The balance becomes fully due and payable on the Revolving Line Termination Date. At March 31, 1996, the Company had short-term borrowings of $1.2 million from its line of credit. The Company believes that current levels of cash, cash equivalents and short-term investments, together with its available line of credit, will meet its foreseeable working capital needs. Toward the end of fiscal 1996, most cash requirements for the international initiative were derived from operations of overseas subsidiaries. This trend is expected to continue.

The acquisition of Radionics, Inc. on February 12, 1996 resulted in the addition of $5.1 million in working capital. This significantly impacts the March 31, 1996 asset and liability balances as they compare with the prior fiscal year ended March 31, 1995.

The Company expects to continue expenditures on the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, security, fire and access control products as well as several wireless projects. The Company s efforts to market its products internationally will continue as well.

Accounts receivable increased 113.2% at the end of fiscal 1996 as compared with fiscal 1995, and decreased 8.9% at the end of fiscal 1995 as compared with fiscal 1994. The increase at March 31, 1996, was attributable to the addition of Radionics receivables outstanding, and to a much lesser extent, to special promotional startup terms offered to international customers.
The Company s standard credit terms are net 30 days, with variations depending on pricing and prepayment discounts.

Inventories increased by 167.6% at March 31, 1996 as compared with March 31, 1995 and decreased by 10.1% at March 31, 1995 as compared with March 31, 1994. The increase was primarily attributable to the addition of Radionics' inventory levels at year end. Inventory levels were also higher due to the build-up of inventory to support the international sales initiative. The decrease between fiscal 1995 and fiscal 1994 related to shipments of built-up inventory prior to new product releases. The Company regularly reviews its reserve of obsolescence and adjusts it accordingly. Occasionally, a new product will render another obsolete; however, it has been the Company s policy to time the release of new products to minimize this impact.

Prepaid expenses and other assets increased by 173.6% and 15.2% for fiscal 1996 versus 1995 and fiscal 1995 versus 1994, respectively. A portion of the increases related to the timing of payments on the Company s commercial insurance package and property taxes. However, the bulk of the increase resulted from Radionics' prepaid expenses.

The Company continually reviews its capital assets and upgrades them as required to insure that its technical and manufacturing capability stay on the leading edge of the industries it serves. The Company spent approximately $1 million on manufacturing equipment for its new Southeast Asia facility during fiscal 1996. The Radionics acquisition resulted in an increase of $1.8 million in net capital assets.

Accounts payable increased 413.3% at March 31, 1996, as compared with March 31, 1995, and increased 73.6% at March 31, 1995, as compared with March 31, 1994. The fiscal 1996 increase is attributable to the addition of Radionics' payables at year end and the increase in inventory levels. The fiscal 1995 increase was attributable to the timing of payments at year end.

Accrued payroll and benefits increased by 45.9% and 16.4% for fiscal 1996 versus 1995 and fiscal 1995 versus 1994, respectively. The fiscal 1996 increase is attributable to the addition of Radionics' and other payroll accruals. The fiscal 1995 increase was attributable to performance bonus accruals established at year end.

Other accrued liabilities increased approximately $2.9 million for the year ended March 31, 1996, as compared with the year ended March 31, 1995. Of this increase, $2.5 million resulted from the purchase method of accounting adjustments related to the acquisition of Radionics. These adjustments pertain to severance and certain other reserves. The remaining $0.4 million pertains to the Company's international subsidiaries as well as some small increases in reserves for domestic operations. Other accrued liabilities decreased 19.0% in fiscal 1995 as compared with fiscal 1994. This decrease was attributable to the payment of unemployment insurance premiums during the last fiscal quarter of 1995.

The addition of $17.75 million in long term debt at March 31, 1996 is from the financing related to the purchase of Radionics, Inc. The addition of other long term liabilities at March 31, 1996, resulted from a purchase method of accounting adjustment relating to the acquisition of Radionics. This adjustment pertains to an unfavorable lease obligation.

The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required in this section are included as Exhibit 13 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The officers of the Company are as follows:

Name and Age                Position, Offices Held and Year Appointed
Karl H. Kostusiak (57)      President  (1968)
David B. Lederer (56)       Executive Vice President (1968)
George E. Behlke (38)       Vice President, Engineering (1995)
R. Wayne Carlton (59)       Vice President, National Sales (1993)
Frank J. Ryan (42)          Vice President, Secretary and Treasurer (1982)
Lawrence R. Tracy (49)      President, Detection Systems,
                            International, Inc., a subsidiary of
                            Detection Systems, Inc.(1995)

Each officer is elected to serve until the first meeting of the Board of Directors held after the next annual meeting of shareholders and until his successor is elected and has qualified. There is no family relationship between any of the above officers.

Messrs. Kostusiak and Lederer have been President and Executive Vice President of the Company since it was formed in 1968. Mr. Ryan has been employed by the Company in various financial positions since 1980 and was promoted to Vice President in 1989. Mr. Carlton has been employed by the Company in various sales positions since 1975 and was promoted to Vice President in 1994. Mr. Tracy was hired in February 1995 as President of the Company s Detection Systems International, Inc. subsidiary and was named President of Radionics, Inc. on February 13, 1996. Mr. Behlke has been employed by the Company in various engineering positions since 1977 and was promoted in May 1995 to Vice President.

The Company's Proxy Statement for the 1996 Annual Meeting of Shareholders ("Proxy Statement")contains the other information required by Item 10 of Form 10-K. That information is incorporated into this report in Exhibit 22.


ITEM 11. EXECUTIVE COMPENSATION.

The Company's Proxy Statement contains the information required by Item 11 of Form 10-K. This information is presented in the "Executive Compensation" section of the Proxy which is incorporated into this report in Exhibit 22.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company has stock purchase agreements with Messrs. Kostusiak and Lederer which could in the future result in a change of control of the registrant. These agreements are included in Exhibit 10 of this Form 10-K.

The Company's Proxy Statement contains the information required by Item 12 of Form 10-K. This information is presented in the Proxy which is incorporated into this report in Exhibit 22.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the last fiscal year the Company and its subsidiaries contracted with Adair Law Firm, of which Mr. Adair, a Director of the Company, is the principal, for legal services rendered for the Company. Mr. Adair also serves as a member of the compensation and stock option committees of the Board of Directors.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(I) and (2) The required financial statements and schedules are contained herein or as exhibits.

(a)(3)   See Exhibit Index attached to this Report on Form 10-K.

(b) Forms 8-K and 8K/A have been filed during the last quarter of the period covered by this report as required for the acquisition of Radionics. These Forms included for Radionics, Inc. audited Balance Sheets for the two years ended December 31, 1995 and three years ending December 31, 1995 for Statement of Operations and Statement of Cash Flows as well as the accompanying notes. Pro forma financial statements were also filed with these Forms.

                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DETECTION SYSTEMS, INC.
                                       (Registrant)

Date:  June 28, 1996                   By: /s/ Karl H. Kostusiak
                                       Karl H. Kostusiak
                                       President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                      Date
- ---------                -----                      -----

/s/ Karl H. Kostusiak    President and Director     June 28, 1996
Karl H. Kostusiak        (Principal Executive
                         Officer)

/s/ Frank J. Ryan        Vice President             June 28, 1996
Frank J. Ryan            Secretary/Treasurer
                         (Principal Financial
                         Officer and Principal
                         Accounting Officer)

Donald R. Adair          Director

Mortimer B. Fuller, III  Director

David B. Lederer         Director


By: s/s Karl H. Kostusiak  Attorney-in-Fact        June 28, 1996
Karl H. Kostusiak

EXHIBIT INDEX

Item
No.  Exhibits                        Location

2    Definitive Stock Purchase       Incorporated by reference as exhibit
     Agreement, dated February 12,   2 of the Company's Form 8K/A filed
     1996, for purchase of stock     April 29, 1996
     of Radionics, Inc.

3(a) Certificate of Incorporation    Incorporated by reference to
                                     Exhibit 3(a) of the Company's
                                     1993 Annual Report on Form
                                     10-K

3(b) By-Laws as amended              Incorporated by reference to Exhibit
                                     3(b) of the Company's 1993 Annual
                                     Report on Form 10-K

4    Rights of Holders of common     Incorporated by reference to Exhibit
     stock - 1981 plan               4 of the Company's 1993 Annual Report
                                     on Form 10-K

10(a) Non-employee director stock    Incorporated by reference to Exhibit
     option plan (warrant plan)      10(a) of the Company's 1994 Annual
                                     Report on Form 10-K

10(b) Medical reimbursement plan     Incorporated by reference to Exhibit
                                     10(b) of the Company's 1994 Annual
                                     Report on Form 10-K

10(c) Employee stock purchase plan   Incorporated by reference to Exhibit
                                     10 of the Company's 1994 Annual
                                     Report on Form 10-K

10(d) Fleet Amended & Restated       Included as Exhibit 10(d) of this
     Credit Facility Agreement       Form 10-K

10(e) Deferred Compensation Plan     Incorporated by reference to Exhibit
                                     10 of the Company's 1993 Annual
                                     Report on Form 10-K

10(f) 1992 Restated Stock Option     Incorporated by reference to Exhibit
     Plan                            22 of the Company's 1995 Annual
                                     Report on Form 10-K

10(g) Key employee bonus plan        Incorporated by reference to Exhibit
                                     10 of the Company's 1994 Annual Report
                                     on Form 10-K

10(h) Executive employment contract  Included as Exhibit 10(h) of this
     with Karl H. Kostusiak          Form 10-K

10(i) Executive employment contract  Included as Exhibit 10(i) of this
     with David B. Lederer           Form 10-K

10(j) Executive employment contract  Incorporated by reference to Exhibit
     with Lawrence R. Tracy          10 of the Company's 1995 Annual
                                     Report on Form 10-K.

10(k) ECI Amended License and Mfg.   Included as Exhibit 10(k) of this
     Agreement & Amendment No. 1     Form 10-K

10(l) Shareholders Agreements w/     Incorporated by reference to Exhibit
     ECI                             10 of the Company's 1994 Annual
                                     Report on Form 10-K

10(n) Stock Purchase Agreements      Incorporated by reference to Exhibit
                                     10 of the Company's 1995 Form 10-K

10(o) Joint Venture Agreement for    Included as Exhibit 10(o) of this
     Establishment of D.S. First     Form 10-K
     Systems (Beijing) Limited

11   Statement re: Computation of    Included as Exhibit 11 of this Form
     Per Share Earnings              10-K

13   Excerpts from Annual Report     Included as Exhibit 13 of this Form
                                     10-K

22   Proxy Statement                 Included as Exhibit 22 of this Form
                                     10-K

24   Powers of Attorney              Included as Exhibit 24 of this Form
                                     10-K

27   Financial Data Schedule         Included as Exhibit 27 of this Form
                                     10-K

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders of
Detection Systems, Inc.

Our audits of the financial statements referred to in our report dated May 11, 1995 appearing on page 24 of the 1995 Annual Report to Shareholders of Detection Systems, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the preceding index of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements


/s/ PRICE WATERHOUSE LLP

Rochester, New York
May 11, 1995

                 Exhibit 11
DETECTION SYSTEMS, INC.
COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Year Ended March 31,                            1996         1995       1994
                                                ----         ----       ----
Income before cumulative effect
  of a change in accounting principle    $(7,855,243)  $1,514,489  $1,144,641
Add - Interest on deferred compensation       15,277       51,032      30,296
                                           ---------    ---------   ---------

Income before cumulative effect of a
  change in accounting principle
  applicable to common stock              (7,839,966)   1,565,521   1,174,937
Cumulative effect of change in
  accounting principle                                                130,800
                                           ---------    ---------   ---------
Adjusted net income applicable to
  common stock                            (7,839,966)  $1,565,521  $1,305,737
                                           =========    =========   =========
Number of shares:
  Weighted average number of shares        2,797,943    2,746,756   2,682,542
  Add - Common stock equivalents due to
  Assumed exercise of stock options and
    warrants                                   1,530       30,885      46,361
  Assumed conversion of shares earned in
    deferred compensation plan                57,353      211,497     209,170
                                          ----------   ----------  ----------
Total common and common equivalent
  shares                                   2,856,826    2,989,138   2,938,073
                                           =========    =========   =========

Earnings per common and common equivalent
  share (1):
Income before cumulative effect of a
  change in accounting principle              ($2.74)        $.52        $.40
Cumulative effect of a change in
  accounting principle                                                    .04
                                                ----         ----         ---
Net income                                    ($2.74)        $.52        $.44


NOTES:
(1)  All per share amounts reflect the September 13, 1991 8% stock dividend.

                               Exhibit 11

                        DETECTION SYSTEMS, INC.
    COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE


Year Ended March 31,                          1993       1992
                                              ----       ----
Income before cumulative effect of
  a change in accounting principle      $1,436,852 $1,494,128
Add - Interest on 9% convertible            13,500     54,000
  debentures (2)
Add - Interest on deferred compensation     33,071     26,240
                                        ----------  ---------

Income before cumulative effect of a
  change in accounting principle applicable
  to common stock                        1,483,423  1,574,368
Cumulative effect of change in accounting
  principle
                                         ---------  ---------
Adjusted net income applicable to common
  stock                                 $1,483,423 $1,574,368
                                        ========== ==========
Number of shares:
  Weighted average number of shares 2,632,812 2,573,604 Add - Common stock equivalents due to -
  Assumed exercise of stock options and
    warrants                                65,307    115,237
  Assumed conversion of shares earned in
    deferred compensation plan             187,729    134,460
  Assumed conversion of convertible
    debentures(2)                           31,641    126,563
                                          --------  ---------
Total common and common equivalent shares 2,917,489 2,949,864
                                          ========= =========

Earnings per common and common equivalent
   share (1):
Income before cumulative effect of a
  change in accounting principle                $.51      $.53
Cumulative effect of a change in accounting
  principle
                                                ----      ----
Net income                                     $.51       $.53


NOTES:
(1)  All per share amounts reflect the September 13, 1991 8% stock dividend.
(2) During 1993, convertible debentures were dilutive only in the first quarter.

                                  Exhibit 13


       DETECTION SYSTEMS, INC.
       SCHEDULE VIII - RESERVES

                     Year ended March 31, 1996
                     -------------------------

                                               Additions
                                    Balance at charged to Deduction:  Balance
                                    beginning  costs and  Write-off   at end
Description                         of year    expenses   of assets   of year
- -------------------------------     --------   --------   --------   --------
Allowance for doubtful accounts     $100,000   $270,000   $135,000   $235,000
Allowance for obsolete inventory     375,000  1,025,000    420,800    979,200
                                    --------   --------   --------   --------
                                    $475,000 $1,295,000   $555,800 $1,214,200
                                    ========   ========   ========  =========


                       Year ended March 31, 1995
                       -------------------------

                                               Additions
                                   Balance at  charged to Deduction: Balance
                                   beginning   costs and  Write-off  at end
Description                        of year     expenses   of assets  of year
- -------------------------------    --------    --------   --------   --------
Allowance for doubtful accounts     $100,000   $349,550  $349,550   $100,000
Allowance for obsolete inventory     235,000    178,742    38,742    375,000
                                    --------   --------  --------   --------
                                    $335,000   $528,292  $388,292   $475,000
                                    ========   ========  ========   ========


                       Year ended March 31, 1994
                       -------------------------

                                               Additions
                                   Balance at  charged to Deduction: Balance
                                   beginning   costs and  Write-off  at end
Description                        of year     expenses   of assets  of year
- -------------------------------    ---------   --------   ---------  --------
Allowance for doubtful accounts     $100,000   $    779   $     779  $100,000
Allowance for obsolete inventory     265,000     10,090      40,090   235,000
                                    --------    -------     -------  --------
                                    $365,000    $10,869     $40,869  $335,000
                                    ========    =======     =======  ========