Form 10-K405/A
period 1996-03-31
DETECTION SYSTEMS INC
filed 1996-07-12
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K/A

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

ITEM 6. SELECTED FINANCIAL DATA.

The fourth quarter fiscal 1996 results are not comparable to the earlier periods due to the acquisition of Radionics on February 12, 1996. Interim quarterly results for the Company over the past three years were as follows (thousands of dollars, except per share data):

Fiscal                              INCOME
Year Ending         NET    GROSS       NET        PER
March 31,         SALES   MARGIN    INCOME      SHARE
- ------------------        ------    ------     -----------
1996
Fourth Quarter  $15,204   $4,359  $(7,353)    ($2.57)
Third Quarter     8,564    2,572     (596)      (.21)
Second Quarter    9,299    3,380      (69)      (.02)
First Quarter     8,791    3,568      163        .06

1995
Fourth Quarter   $8,075   $3,193      $27         --
Third Quarter     9,416    3,759      569       $.20
Second Quarter    8,672    3,362      460        .16
First Quarter     8,173    3,192      458        .16

1994
Fourth Quarter   $8,145   $3,069     $402       $.14
Third Quarter     8,300    3,257      437        .15
Second Quarter    8,589    3,272      431        .15
First Quarter     6,321    2,215        5         --

The Company's five year summary of operations is presented below:

For the Year Ended
March 31,                          1996            1995            1994
                            -----------     -----------     -----------

Net Sales                   $41,858,000     $34,336,000     $31,355,000
Income Before Taxes
  and Cumulative
  Effect of a Change
  in Accounting Principle   (10,665,000)     2,592,000        1,571,000
Provision for Taxes          (2,810,000)     1,078,000          427,000
Cumulative Effect
  of a Change in
  Accounting Principle               --             --          131,000
Net (Loss) Income            (7,855,000)     1,514,000        1,275,000

At Year End
Current Assets              $28,426,000    $17,953,000      $15,836,000
Current Liabilities          12,714,000      2,990,000        2,389,000
Working Capital              15,712,000     14,963,000       13,447,000
Total Assets                 45,898,000     24,745,000       22,780,000

Long Term Debt and
  Obligations Under
  Capital Lease              17,936,000        746,000        1,145,000
Deferred Compensation         1,746,000      1,528,000        1,424,000
Shareholders' Equity         11,569,000     19,194,000       17,492,000
Number of Employees                 595            320              354
Number of Shareholders            3,200          3,000            3,000

Per Share Amounts
Net Income                       ($2.74)          $.52             $.44
Shareholders' Equity               4.12           6.89             6.50

Ratios/Percentages
Gross Profit/Sales                 33.2%          39.3%            37.7%
Pre-tax (Loss)Profit/Sales        (25.5%)          7.5%             5.0%
Net (Loss) Income/Sales           (18.8%)          4.4%             4.1%
Current Ratio                   2.2 to 1      6.0 to 1         6.6 to 1


March 31,                                  1993            1992
                                    -----------     -----------
Net Sales                           $29,431,000     $27,254,000
Income Before Taxes
  and Cumulative
  Effect of a Change
  in Accounting Principle             2,356,000       2,351,000
Provision for Taxes                     919,000         857,000
Cumulative Effect
  of a Change in
  Accounting Principle                       --              --
Net (Loss) Income                     1,437,000       1,494,000

At Year End
Current Assets                      $15,764,000     $13,852,000
Current Liabilities                   3,559,000       3,117,000
Working Capital                      12,205,000      10,734,000
Total Assets                         22,543,000      20,942,000
Long Term Debt and
  Obligations Under
  Capital Lease                       1,149,000       1,622,000
Deferred Compensation                 1,229,000       1,157,000
Shareholders' Equity                 16,059,000      14,481,000
Number of Employees                         389             301
Number of Shareholders                    2,800           2,300

Per Share Amounts
Net Income                                 $.51            $.53
Shareholders' Equity                       5.98            5.57

Ratios/Percentages
Gross Profit/Sales                         38.7%           38.8%
Pre-tax (Loss)Profit/Sales                  8.0%            8.6%
Net (Loss) Income/Sales                     4.9%            5.5%
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

                                       DETECTION SYSTEMS, INC.
                                       (Registrant)

Date:  July 12, 1996                   By: /s/ Karl H. Kostusiak
                                       Karl H. Kostusiak
                                       President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                      Date
- ---------                -----                      -----

/s/ Karl H. Kostusiak    President and Director     July 12, 1996
Karl H. Kostusiak        (Principal Executive
                         Officer)

/s/ Frank J. Ryan        Vice President             July 12, 1996
Frank J. Ryan            Secretary/Treasurer
                         (Principal Financial
                         Officer and Principal
                         Accounting Officer)

Donald R. Adair          Director

Mortimer B. Fuller, III  Director

David B. Lederer         Director


By: s/s Karl H. Kostusiak  Attorney-in-Fact        July 12, 1996
Karl H. Kostusiak

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

10(o) Joint Venture Agreement for    Included as Exhibit 10(o) of this
     Establishment of D.S. First     Form 10-K
     Systems (Beijing) Limited

11   Statement re: Computation of    Included as Exhibit 11 of this Form
     Per Share Earnings              10-K

13   Excerpts from Annual Report     Included as Exhibit 13 of this Form
                                     10-K

22   Proxy Statement                 Included as Exhibit 22 of this Form
                                     10-K

23   Consent of Independent          Included as Exhibit 23 of this Form
     Accountants                     10-K

24   Powers of Attorney              Included as Exhibit 24 of this Form
                                     10-K

27   Financial Data Schedule         Included as Exhibit 27 of this Form
                                     10-K

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders of
Detection Systems, Inc.

Our audits of the financial statements referred to in our report dated June 27, 1996 appearing on page 24 of the 1995 Annual Report to Shareholders of Detection Systems, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the preceding index of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements


/s/ PRICE WATERHOUSE LLP

Rochester, New York
June 27, 1996

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