Form 10-Q/A
period 1995-12-30
DETECTION SYSTEMS INC
filed 1996-08-01
CIK 28365

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
                                              =====          ====

             (See accompanying notes to financial information)


                 DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended December 31,             1995          1994
                                                   ----          ----
Cash Flows from Operating Activities:
  Net (Loss) Income                                ($498,304)   $1,486,869
                                                    --------       -------
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                    1,196,270     1,084,564
  Fixed asset retirements                              2,682         2,625
  Change in obsolescence reserve                           0       155,000
  Deferred compensation                              194,633        71,060
Change in assets and liabilities:
  Accounts receivable                             (1,018,931)   (1,054,445)
  Inventories                                     (3,108,333)      442,864
  Income tax receivable                             (749,440)       11,016
  Prepaid expenses and other assets                 (196,544)      (19,947)
  Accounts payable                                    887,662      412,205
  Accrued payroll and benefits                      (377,721)      354,359
  Other accrued liabilities                           23,388       (90,165)
  Income taxes payable                                     0             0
  Deferred income taxes                              (73,900)            0
                                                  ----------    ----------
  Total adjustments                               (3,220,234)    1,369,136
                                                  ----------    ----------
Net cash (used)provided in operating
  activities                                      (3,718,538)    2,856,005

Cash flows from investing activities:
  Capital expenditures                            (2,872,006)   (1,189,375)
  Short-term investments                           2,437,842      (981,417)
                                                  ----------    ----------
Net cash (used) in investing activities            (434,164)    (2,170,792)

Cash flows from financing activities:
  Proceeds from short term borrowings               850,000              0
  Principal payments on long-term debt and
     capital lease obligations                     (341,925)      (353,012)
Common stock transactions, net                      215,686        106,452
                                                 ----------     ----------
Net cash provided (used) by financing activities    723,761       (246,560)

Net (decrease) in cash and cash equivalents      (3,428,941)       438,653

Cash and cash equivalents at beginning of period  4,580,751      3,907,111
                                                 ----------     ----------
Cash and cash equivalents at end of period       $1,151,810     $4,345,764
                                                  =========     ==========
Cash paid during the period for:
  Interest                                           36,216         67,183
Income taxes                                      1,090,327        864,749

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


                         DETECTION SYSTEMS, INC.
                             Registrant


DATE:  August 1, 1996         By:  /s/ Karl H. Kostusiak
                              Karl H. Kostusiak, President


DATE:  August 1, 1996         By:  /s/ Frank J. Ryan
                              Frank J. Ryan, Vice President,
                              Secretary and Treasurer
                              (Chief Financial & Accounting Officer)

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