Form 10-Q
period 1996-06-30
DETECTION SYSTEMS INC
filed 1996-08-14
CIK 28365

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ________


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

                                 _____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __x__   No ____


As of August 12, 1996, there were outstanding 2,845,237 shares of the registrant's common stock, par value $.05 per share.


PART I FINANCIAL INFORMATION
DETECTION SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

ASSETS                                    June 30, 1996  March 31, 1996
Current Assets:                           -------------  --------------
  Cash & cash equivalents                   $ 1,264,370    $   913,716
  Short-term investments, at cost, which
     approximates market value                   16,373         16,296
  Accounts receivable, less allowance
     for doubtful accounts of $100,000       11,935,584     10,482,660
  Inventories                                14,433,293     14,065,843
  Income tax receivable                         141,807        532,895
  Deferred income tax charges                 1,554,900      1,554,900
  Prepaid expenses and other assets           1,049,625        860,018
                                             ----------     ----------
  Total Current Assets                       30,395,952     28,426,328

Fixed assets at cost                         17,288,760     16,767,326
  Less accumulated depreciation              10,293,657      9,681,969
                                             ----------     ----------
                                              6,995,103      7,085,357

Property under capital lease                  4,740,110      4,760,810
  Less accumulated depreciation               2,316,821      2,269,335
                                             ----------     ----------
                                              2,423,289      2,491,475

Deferred Income Taxes                         3,983,200      3,983,200
Goodwill and other intangibles                3,666,136      3,762,327
Other Assets                                    159,425        148,891
                                             ----------     ----------
     Total Assets                           $47,623,105    $45,897,578
                                             ==========     ==========
LIABILITIES
Current Liabilities
  Current portion of long-term debt         $   116,274    $   559,860
  Accounts payable                            6,104,470      6,231,737
  Accrued payroll & benefits                  2,243,852      1,566,777
  Notes payable                               1,478,930      1,183,750
  Other accrued liabilities                   3,616,814      3,171,914
                                             ----------     ----------
     Total Current Liabilities               13,560,340     12,714,038

Obligations under capital leases                157,024        186,471
Other long-term liabilities                   1,931,900      1,931,900
Long-term debt                               17,750,000     17,750,000
Deferred compensation                         1,782,934      1,745,886
Shareholders' Equity
  Common stock, par value $.05 per share
  Authorized 12,000,000 shares. Issued
  2,835,817 shares at 6/30/96 and at 3/31/96    141,791        140,568
Capital in excess of par value                7,235,365      6,972,431
Retained earnings                             5,493,306      4,869,022
                                             ----------     ----------
                                             12,870,462     11,982,021
Less: Treasury stock, 1,658 shares at 6/30/96
  at cost and 2,207 at 3/31/96 at cost           (8,658)       (12,363)
Notes receivable for stock purchases           (413,675)      (392,514)
Cumulative translation adjustment                (7,222)        (7,861)
                                             ----------     ----------
                                             12,440,907     11,569,283
                                             ----------     ----------
  Total Liabilities & Shareholders' Equity  $47,623,105    $45,897,578
                                             ==========     ==========

              (See accompanying notes to financial information.)



                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Income Statement (Unaudited)

For the Three Months Ended:

                                   June 30, 1996   June 30, 1995
                                  (Current Year)   (Preceding Year)
                                  --------------   ---------------
Gross sales less discounts,
  returns and allowances             $23,178,323    $ 8,791,464
Other income                              19,342        102,507
                                      ----------     ----------
Total income                          23,197,665      8,893,971

Costs and expenses:
  Production                          15,365,822      5,223,462
  Development                          1,759,931        989,333
  Marketing, administrative & general  4,691,654      2,159,525
  Interest expenses                      354,975         47,269
                                      ----------     ----------
Total costs and expenses              22,172,382      8,419,589
Income before taxes                    1,025,283        474,382
Provision for taxes                      401,000        311,000
                                      ----------     ----------
Net income                               624,283        163,382

Retained earnings at beginning
  of period                            4,869,023     12,724,265

Dividends                                      0              0

Retained earning at end of period     $5,493,306    $12,887,647
Net Income Per Share                       $0.20          $0.06
                                           =====          =====

              (See accompanying notes to financial information)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows (Unaudited)

                   For the Three Months Ended June 30, 1996

                                           1996            1995
                                           ----            ----
Cash Flows from Operating Activities:
Net Income                                 $ 624,283      $ 163,382
                                            --------       --------
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization              744,831        355,260
  Fixed asset retirements                          0          1,887
  Deferred compensation                       37,048        114,282
Change in assets and liabilities:
  Accounts receivable                     (1,452,924)      (605,049)
  Inventories                               (367,450)      (853,260)
  Income tax receivable                      391,088        (19,725)
  Prepaid expenses and other assets         (189,607)      (270,799)
  Accounts payable                          (127,267)      (242,831)
  Accrued payroll and benefits               677,076       (325,617)
  Other accrued liabilities                  444,900         19,202
  Income taxes payable                                            0
                                            --------       --------

     Total adjustments                       157,695     (1,826,650)
  Net cash (used) provided in operating
  activities                                 781,978     (1,663,268)

Cash flows from investing activities:
  Capital expenditures                      (500,734)      (607,264)
  Short-term investments                         (77)      (978,645)
                                            --------       --------
Net cash (used) provided in investing
  activities                                (500,811)    (1,585,909)

Cash flows from financing activities:
  Note payable                               295,180              0
  Principal payments on long-term debt and
     capital lease obligations              (473,033)      (113,027)
  Common stock transactions, net             247,340          6,833
                                            --------       --------
Net cash (used) by financing activities        69,487      (106,194)

Net (decrease) in cash and cash equivalents   350,654    (3,355,371)
Cash and cash equivalents at beginning
   of period                                  913,716     4,580,751
                                            ---------     ---------
Cash and cash equivalents at end of period $1,264,370    $1,225,380
                                            =========     =========
Cash paid during the period for:
  Interest                                    103,786         7,346
  Income taxes                                  5,897       324,349

Non-cash transactions:
  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

See accompanying notes to financial information.


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                        THREE-MONTH PERIOD ENDED
                             June 30, 1996
                              (Unaudited)


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


INVENTORIES

  Major classifications of inventory follow:

                         June 30, 1996     March 31, 1996
                         -------------     --------------
  Component Parts          $ 7,134,048        $ 6,408,670

Work In Process              1,054,835            705,473

Finished Products            6,244,410          6,951,700
                             ---------          ---------
                           $14,433,293        $14,065,843
                            ==========         ==========



                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales for the three month period ended June 30, 1996, increased $14.4 million as compared to the same period a year ago. $13.2 million of this increase was attributable to the acquisition of Radionics, Inc. on February 12, 1996. In addition, international sales for the quarter ended June 30, 1996 increased to $3.4 million as compared to $1.5 million for the same quarter a year ago. The Company has also benefited from a broader customer base.

         The Company sells a variety of electronic security and fire protection equipment that range in both sales price and gross margin. Based on customer demand, sales of different product types shift on a quarter to quarter basis. Detection Systems has lowered prices on certain products based on anticipated savings generated from the manufacturing of these products in the Company's Southeast Asia manufacturing facility. The
Company expects that average prices will continue to decline in fiscal 1997.

         Gross profit margins on sales for the quarter ended June 30, 1996 declined 6.9 points from the same quarter a year ago. This decline was attributable to price reductions in anticipation of lower production costs associated with the Southeast Asia manufacturing facility. In addition, the transitioning of products from the Company's two established domestic manufacturing operations to the Southeast Asia facility has resulted in some temporary inefficiencies.

         Late in fiscal 1996, Detection Systems purchased all of the equity in Radionics, Inc. for approximately $18 million. The acquisition of Radionics had a significant impact on the comparative information for the quarter ended June 30, 1996 versus the quarter ended June 30, 1995, both for the results of operations as well as for asset and liability balances.

         Other income declined by approximately $83,000 for the quarter ended June 30, 1996 as compared with the same quarter ended June 30, 1995. The decrease was attributable to the reduction in amounts available for investments.

         Production expenses increased $10.1 million for the quarter ended June 30, 1996 as compared with the same period a year ago. This increase was primarily attributable to Radionics' cost of sales and other manufacturing costs. The transitioning of products from both the Detection System plant and the Radionics plant to the Southeast Asia plant has temporarily increased total production costs. These costs should diminish as the Southeast Asia facility becomes fully operational.

         Development expenses increased $0.8 million for the three months ended June 30, 1996 as compared with the same period one year ago. This increase was attributable to Radionics' research and development efforts for the quarter. The Company expects to spend between $7.0 and $8.0 on research and development efforts in fiscal 1997.

         Marketing, administrative and general expenses for the quarter ended June 30, 1996 versus June 30, 1995 increased by $2.5 million. Although this was primarily due to the addition of Radionics, these expenses were also impacted by the Company's international sales initiative.

         Interest expense increased $0.3 million for the three months ended June 30, 1996 as compared with the three months ended June 30, 1995. This increase was due to the debt financing associated with the Radionics acquisition.

         Income before taxes rose to $1,025,000 for the quarter ending June 30, 1996 as compared with $474,000 for the same period one year ago. Results improved as a result of higher sales volumes and reduced costs associated with international operations. The Company's effective tax rate for the quarter ended June 30, 1996 was 39.1% as compared to 65.6% for the same period one year ago. The higher rate one year ago resulted from the tax impact on subsidiary losses during consolidation. When the Company's subsidiaries become profitable, loss carryforwards will be utilized to offset earnings. The current tax reflects the statutory rate on domestic operations.

FINANCIAL CONDITION

         At June 30, 1996, the Company had net working capital of $16.8 million, including approximately $1.3 million in cash, cash equivalents and short term investments. This compares to net working capital of approximately $15.7 million and $0.9 million in cash, cash equivalents and short term investments at March 31, 1996. Operations for the three-month period ended June 30, 1996 provided net cash of $0.8 million.

         The Company has a $6.5 million bank commitment for a revolving line of credit facility that extends into fiscal 1999. This commitment includes an interest rate based on the London Interbank Offered Rate plus applicable points based on the Company's performance. The balance becomes fully due and payable on May 31, 1998. At June 30, 1996, the Company had short-term borrowings of $1.5 million from its line of credit. The Company believes that current levels of cash, cash equivalents and short term investments, together with its available line of credit, will meet its foreseeable working capital needs.

         The Company expects to continue expenditures on the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, security, fire and access control products. The Company's effort to market its products internationally will continue as well.

         To meet customer demands for its products, the Company plans to add a third production line to its Southeast Asia facility in the Fall of 1996. Funding for this expenditure is expected to come from the Company's revolving line of credit facility.

         At June 30, 1996, accounts receivable increased 13.9% from the March 31, 1996 level. This increase was attributable to the higher sales volume achieved during the first fiscal quarter. The Company's standard credit terms are net 30 days, with variations depending on pricing and prepayment discounts.

         Inventories increased slightly at June 30, 1996 as compared to March 31, 1996. This increase was attributable to the shift of manufacturing to the Company's Southeast Asia facility.

         Prepaid expenses and other assets increased by $190,000 at June 30, 1996 versus the March 31, 1996 level. This increase was attributable to the prepayment of premiums for certain benefits.

         Accounts payable at June 30, 1996 remained consistent with levels at March 31, 1996.

         Accrued payroll and benefits increased by $677,000 at June 30, 1996 versus the March 31, 1996 levels. This increase was attributable to the accrual of performance bonuses for fiscal 1997.

         Other accrued liabilities increased to $3.6 million at June 30, 1996 from $3.2 million at March 31, 1996 due to the reclassification of payables.




                       PART II OTHER INFORMATION


Item 1.  Legal Proceedings

              Not applicable


Item 6.  Exhibits and Reports for Form 8-K.

INDEX

(a)      (3ii)     Text of the Certification of Incorporation, as amended.
              Incorporated by reference to Exhibit 3a to the registrants Form 10K dated June 25, 1993.

(a)      (3ii)     Certificate of Amendment of Certificate of Incorporation as
              filed with New York Secretary of State. Incorporated by reference to Exhibit 3a to the registrants Form 10K dated June 25, 1993.

(a)      (3ii)     The text of the registrant's By-laws, as amended, are
              incorporated by reference to Exhibit 3b to the Company's Report on Form 10K dated June 25, 1993.

(a)      (10) Executive Employment Agreements are incorporated by reference to
              Exhibit 10 of the registrant's Report on Form 10K/A dated July 12, 1996.

(a)      (11) Statement re computation of per share earnings.  See Exhibit 11 on page 13.

(b) The registrant filed no reports on Form 8-K during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DETECTION SYSTEMS, INC.
                                           Registrant

DATE:  August 14, 1996                 By:  /s/ Karl H. Kostusiak
                                       Karl H. Kostusiak, President


                                       By:  /s/ Frank J. Ryan
                                       Frank J. Ryan, Vice President,
                                       Secretary and Treasurer
                                       (Chief Financial & Accounting
                                       Officer)



                                  Exhibit 11

DETECTION SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Computation of Net Income Per Common
And Common Equivalent Share
For the Three Months Ended June 30, 1996


Net Income                                       $624,283
         ADD - Interest on deferred compensation   15,840
                                                  -------
Adjusted net income applicable to common stock   $640,123

Number of Shares:
Weighted average number of shares               2,825,680
           Common Stock equivalent due to
           assumed exercise of stock options
           and warrants                           305,918
                                                ---------
                                                3,131,598
                                                =========
Net Income per Common and Common
Equivalent share                                    $0.20
                                                    =====