Form 10-Q
period 1996-09-30
DETECTION SYSTEMS INC
filed 1996-11-14
CIK 28365

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______ to _______


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

                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.    Yes __X__    No _____

As of November 12, 1996, there were outstanding 2,967,944 shares of the registrant's common stock, par value $.05 per share.



PART I FINANCIAL INFORMATION
DETECTION SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

              ASSETS                           Sept. 30, 1996 March 31, 1996
Current Assets:                                -------------- --------------
         Cash & cash equivalents                  $ 1,293,053    $   913,716
         Short-term investments, at cost, which
            approximates market value                  16,460         16,296
         Accounts receivable, less allowance
            for doubtful accounts of $100,000      13,203,918     10,482,660
         Inventories                               17,429,201     14,065,843
         Income tax receivable                        783,904        532,895
         Deferred income tax charges                1,554,900      1,554,900
         Prepaid expenses and other assets          1,665,082        860,018
                                                    ---------    -----------
 Total Current Assets                              35,946,518     28,426,328

Fixed assets at cost                               17,839,061     16,767,326
         Less accumulated depreciation             10,867,269      9,681,969
                                                   ----------     ----------
                                                    6,971,792      7,085,357

Property under capital lease                        4,714,854      4,760,810
         Less accumulated depreciation              2,319,789      2,269,335
                                                    ---------    -----------
                                                     2,395,065     2,491,475

Deferred Income Taxes                                3,983,200     3,983,200
Goodwill and other intangibles                       3,937,289     3,762,327
Other assets                                           237,034       148,891
                                                    ----------    ----------
Total Assets                                        53,470,898    45,897,578

LIABILITIES
Current Liabilities
         Current portion of long-term debt
         and capital lease obligations                 123,502       559,860
         Accounts payable                            9,059,150     6,231,737
         Accrued payroll & benefits                  2,320,643     1,566,777
         Short term borrowings                       3,757,450     1,183,750
         Other accrued liabilities                   3,115,079     3,171,914
                                                    ----------    ----------
         Total Current Liabilities                  18,375,824    12,714,038

Obligations under capital leases                       125,285       186,471
Other long term liabilities                          1,931,900     1,931,900
Long term debt                                      17,750,000    17,750,000
Deferred compensation                                1,889,811     1,745,886
Shareholders' Equity
         Common stock, par value $.05 per share
         Authorized 12,000,000 shares, Issued
         2,853,015 shares at 9/30/96 and 2,811,361
         at 3/31/96                                    142,841       140,568
Capital in excess of par value                       7,400,474     6,972,431
Retained earnings                                    6,287,437     4,869,022
                                                     ---------   -----------
                                                    13,830,752    11,982,021
Less: Treasury stock, 1,658 shares at 9/30/96
         at cost and 2,207 shares at 3/31/96 at cost)  (38,777)      (12,363)
Notes receivable for stock purchases                  (393,897)     (392,514)
Cumulative translation adjustment                            0        (7,861)
                                                    ----------    ----------
                                                    13,398,078    11,569,283
                                                    ----------    ----------
Total Liabilities & Shareholders' Equity           $53,470,898   $45,897,578
                                                    ==========    ==========

            See accompanying notes to financial information.


               DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Income Statement (Unaudited)

For the Three Months Ended:               Sept. 30, 1996    Sept. 30, 1995
                                          (Current Year)  (Preceding Year)
                                          --------------  ----------------
Gross sales less discounts,
         returns and allowances              $24,865,642       $ 9,299,261
Other revenue                                     32,427            64,000
                                              ----------        ----------
Total revenue                                 24,898,069         9,363,261

Costs and expenses:
         Production                           16,577,368         5,919,231
         Development                           1,997,484         1,007,809
         Marketing, administrative & general   4,778,247         2,340,390
         Interest expenses                       512,838            49,999
                                               ---------       -----------
Total costs and expenses                      23,865,937         9,317,429

Income before taxes                            1,032,132            45,832

Provision for taxes                              238,000           115,000
                                              ----------        ----------
Net (loss) income                                794,132          (69,168)

Retained earnings at beginning of period      $5,493,305       $12,887,647

Dividends                                           none              none

Retained earnings at end of period            $6,287,437       $12,818,479

  Net (Loss) Income Per Share                      $0.26           ($0.02)
                                                   =====            =====

           (See accompanying notes to financial information)





               DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Income Statement (Unaudited)

For the Six Months Ended:                   Sept. 30, 1996    Sept. 30, 1995
                                            (Current Year)   (Preceding Year)
                                            --------------   ----------------
Gross sales less discounts,
         returns and allowances                $48,043,965       $18,090,725
Other revenue                                       51,769           166,507
                                                ----------        ----------
Total revenue                                   48,095,734        18,257,232

Costs and expenses:
         Production                             31,943,190        11,142,693
         Development                             3,757,415         1,997,142
         Marketing, administrative & general     9,469,901         4,499,645
         Interest expenses                         867,813            97,491
                                                ----------        ----------

Total costs and expenses                        46,038,319        17,736,971

Income before taxes                              2,057,415           520,261

Provision for taxes                                639,000           426,000
                                                ----------        ----------
Net income                                       1,418,415            94,261

Retained earnings at beginning of period       $ 4,869,022       $12,724,218

Dividends                                             none              none

Retained earnings at end of period              $6,287,437       $12,818,479
                                                ==========        ==========

Net Income Per Share                                 $0.47             $0.04
                                                      ====              ====

           (See accompanying notes to financial information)


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended September 30,                1996            1995
                                                      ----            ----
Cash Flows from Operating Activities:
Net Income                                      $1,418,415       $  94,214

Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization           1,361,051         762,142
         Fixed asset retirements                    45,956           2,682
         Change in land reserve                   (107,000)              0
         Deferred compensation                     143,925         168,506
Change in assets and liabilities:
         Accounts receivable                    (2,721,258)     (1,172,965)
         Inventories                            (3,363,358)     (2,244,862)
         Income tax receivable                    (251,009)       (411,133)
         Prepaid expenses and other assets        (805,064)       (582,273)
         Accounts payable                        2,827,413         907,610
         Accrued payroll and benefits              753,866        (440,420)
         Other accrued liabilities                 (56,835)         26,840
         Deferred income taxes                                     (61,900)
         Goodwill and other assets                (281,402)
                                                 ----------      ----------
         Total adjustments                      (2,453,715)      (3,045,773)
                                                 ----------      ----------
Net cash used in operating
         activities                             (1,035,300)      (2,951,559)

Cash flows from investing activities:
         Capital expenditures                   (1,071,735)      (1,611,021)
         Short-term investments                       (164)         460,798
                                                 ----------      ----------
Net cash used in investing activities           (1,071,899)      (1,150,223)

Cash flows from financing activities:
         Proceeds from short term borrowings     2,573,700          500,000
         Principal payments on long-term debt and
            capital lease obligations             (497,544)        (226,973)
Common stock transactions                          410,380          109,651
                                                ----------       ----------
Net cash provided by financing activities        2,486,536          382,678

Net increase(decrease) in cash and cash
  equivalents                                      379,337       (3,719,104)

Cash and cash equivalents at beginning of period   913,716        4,580,751
                                                ----------       ----------
Cash and cash equivalents at end of period      $1,293,053         $861,647
                                                ==========       ==========
Cash paid during the period for:
         Interest                                  484,429           32,078
         Income taxes                              567,297          882,807

Noncash transactions:
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

            See accompanying notes to financial information.


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                         SIX-MONTH PERIOD ENDED
                           September 30, 1996
                              (Unaudited)


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


INVENTORIES

         Major classifications of inventory follow:

                         Sept. 30 1996  March 31, 1996
                         -------------  --------------
Component Parts             10,027,093       6,408,670
Work In Process              1,265,648         705,473
Finished Products            6,136,460       6,951,700
                             ---------       ---------
                            17,429,201      14,065,843
                            ==========       =========

                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Late in fiscal 1996, Detection Systems purchased Radionics, Inc. for approximately $18 million. The acquisition of Radionics had a significant impact on the comparative information for the three and six month periods ended September 30, 1996 versus the same periods ended September 30, 1995, both for the results of operations as well as for asset and liability balances.

Net sales for the three and six month periods ended September 30, 1996 increased $15.6 million and $30.0 million, respectively, as compared to the same periods one year ago. Net sales for the three and six month periods ended September 30, 1995, as compared to September 30, 1994 increased $.6 million and $1.2 million, respectively. The acquisition of Radionics, Inc. accounts for $13.1 million and $26.3 million, respectively, of the 1996 increases. The increases in 1995 as compared to 1994 were primarily attributable to increased sales in most product categories. International sales also increased by $1.1 million and $3.2 million for the three and six month periods ended September 30, 1996 as compared with the same periods one year ago. Sales have also benefited from the Company's broader customer base. International sales for the 3 and 6 months periods ended September 30, 1995 as compared to September 30, 1994 increased $1.3 million and $1.7 million, respectively.

The change in gross profit margins on sales for the three and six month periods ended September 30, 1996 as compared with the three and six month periods ended September 30, 1995 result from manufacturing transition inefficiencies.

Gross profit margins on sales for the quarter ended September 30, 1995 fell by approximately 2 percentage points as compared with the September 30, 1994 quarter. This was attributable to increased labor costs associated with the buildup of inventory levels to support increased international sales. Gross profit margins remained consistent during the 6 month period ended September 30, 1995 versus the period ended September 30, 1994.

Other income declined by approximately $32,000 and $115,000 for the three and six month periods ended September 30, 1996 as compared with the same periods one year ago. The decreases were attributable to reductions in amounts available for investments. Other income decreased for the 3 and 6 months periods ended September 30, 1995 as compared with the same periods ended September 30, 1994 due to decreases in funds available for investment.

Production expenses increased $10.7 million and $20.8 million for the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995. These increases were primarily attributable to the addition of Radionics' cost of sales and other manufacturing costs. The transitioning of manufacturing between the Company's three manufacturing facilities has increased total production costs. These costs should diminish as the transition is completed.

Product expenses for the 3 months ended September 30, 1995 increased 11.5% as compared with the same 3 months period ended September 30, 1994. This increase was attributable to the Southeast Asia manufacturing facility startup. Production expenses for the 6 month period ended September 30, 1995 increased at a rate consistent with sales activity as compared with the period ended September 30, 1994.

Development expenses increased $1.0 million and $1.8 million for the three and six month periods ended September 30, 1996 as compared with the same periods one year ago. These increases are primarily attributable to the Company's R&D efforts in all product categories during the three and six month periods. The three months ended September 30, 1996 development expenses also reflect certain costs associated with transferring the California-based engineering function to the Company's corporate headquarters located in Fairport, New York. The Company expects to spend between $7.0 million and $8.0 million on research and development efforts in fiscal 1997.

Development efforts for the 3 and 6 month periods ended September 30, 1995 remained consistent with that of the same periods ended September 30, 1994.

Marketing, administrative and general expenses for the three and six months periods ended September 30, 1996 versus the same three and six months periods ended September 30, 1995 increased by $2.4 million and $5.0 million, respectively. These increases were primarily due to the acquisition of Radionics, and to a lesser extent, the impact of the Company's international sales efforts.

Marketing, administrative and general expenses increased $.6 million and $1.3 million in the 3 and 6 months period ended September 30, 1995 as compared to the same periods ended September 30, 1994. These increases were primarily due to the startup of the Company's international sales efforts.

Interest expense increased approximately $.5 million and $.8 million for the three and six month periods ended September 30, 1996 as compared with the same periods one year ago. These increases were due to the debt financing associated with the Radionics' acquisition. In addition, during the second fiscal quarter, the Company increased inventory levels to better meet customer demands, which was partially financed through borrowings from the Company's line of credit. Interest expenses remained constant for the 3 and 6 months periods ended September 30, 1995 versus the periods ended September 30, 1994.

Income before taxes were $1,032,000, $46,000 and $719,000 for the 3 month periods ended September 30, 1996, 1995 and 1994, respectively. For the 6 months ended September 30, 1996, 1995 and 1994, income before taxes were $2,057,000, $520,000 and $1,450,000. Results in 1996 improved compared with the comparable period in 1995 as a result of higher sales volume and reduced costs associated with international operations. Results in the 1995 period as compared to 1994 decreased primarily due to the full expensing of the Company's international startup costs.

The Company's effective tax rate for the three and six months ended September 30, 1996 were 23% and 31%, respectively. The lower tax rates represent more favorable tax rates associated with the Company's Southeast Asia operations. The comparative effective tax rate for the three and six months ended September 30, 1995 were 251% and 82%, respectively. These higher rates are reflective of the Company's inability to utilize certain subsidiary losses during consolidation. The comparative effective tax rate for the three and six months ended September 30, 1994 were 36% and 36.7%, respectively. These rates reflect R&D tax credits.


FINANCIAL CONDITION

At September 30, 1996, the Company had net working capital of $17.6 million, including approximately $1.3 million in cash, cash equivalents and short term investments. This compares to net working capital of approximately $15.7 million including $.9 million in cash, cash equivalents and short term investments at March 31, 1996. Operations for the six month period ended September 30, 1996 used net cash of approximately $1.0 million.

The Company has a $6.5 million bank commitment for a revolving line of credit facility that extends into fiscal 1999. This commitment includes an interest rate based on the London Interbank Offered Rate plus applicable points based on the Company's performance. The balance becomes fully due and payable on May 31, 1998. At September 30, 1996, the Company had short term borrowings of $3.8 million under this line of credit. The Company believes that current levels of cash, cash equivalents and short term investments, together with its available line of credit, will meet its foreseeable working capital needs.

The Company expects to continue expenditures on the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, security, fire and access control products. The Company's effort to market its products internationally will continue as well.

To meet customer demand for its products, the Company added a third production line to its Southeast Asia manufacturing facility in October of 1996 and expects to add a fourth production line by December 31, 1996. Funding for these expenditures have and will be financed through the Company's revolving line of credit facility.

At September 30, 1996, accounts receivable increased 26.0% from the March 31, 1996 level. This increase was attributable to the higher sales volume achieved during the second fiscal quarter. The Company's standard credit terms are net 30 days, with variations depending on volume, pricing and prepayment discounts.

Inventories increased 23.9% at September 30, 1996 as compared to March 31, 1996. This increase was attributable to the continued shifting of manufacturing to the Company's Southeast Asia facility. In addition, the Company has initiated an inventory buildup plan which will allow it to better meet its customer's increasing needs.

Prepaid expenses and other assets increased by approximately $800,000 from the March 31, 1996 level. This increase was attributable to prepayment of premiums for certain benefits.

At September 30, 1996, accounts payable increased 45.4% as compared to the March 31, 1996 level. This increase is the result of tighter cash management objectives and payment terms more reflective of the industry average.

Accrued payroll and benefits increased by $754,000 at September 30, 1996 versus the March 31, 1996 level. This increase was attributable to the accrual of performance bonuses for fiscal 1997.

Other accrued liabilities at September 30, 1996, remained consistent with the March 31, 1996 level.



                       PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders held on August 20, 1996, the following individuals were elected to the Board of Directors:

         Nominated Director            FOR  WITHHELD ABSTAINED
         ------------------      ---------  -------- ---------
         Donald R Adair          2,437,858    31,045         0
         Mortimer B Fuller III   2,437,748    31,155         0
         Karl H Kostusiak        2,437,391    31,512         0
         David B Lederer         2,437,858    31,045         0
         Edward C McIrvine       2,437,858    31,045         0

           The following proposal was also approved:

                                       FOR  WITHHELD ABSTAINED
                                 ---------  -------- ---------
    Ratify the appointment of
    Price Waterhouse as independent
    auditors for the fiscal year
    ending March 31, 1997.       2,451,533     9,001  8,369,00


Item 5.  Other matters

      In October of 1996, the Company sold approximately 114,000 common shares for $2.0 million to five corporate pension funds. The proceeds of this private placement will be used for working capital.

      On November 7, 1996, the Company's Board of Directors approved a 3 for 2 stock split in the form of a stock distribution of one share for every two shares owned. The stock distribution will be made on December 17, 1996 to shareholders of record as of November 27, 1996. Fractional shares will be paid in cash. After the split, approximately 4,450,000 shares of common stock will be outstanding.


Item 6.  Exhibits and Reports for Form 8-K.

         A. Exhibits

              See Exhibit Index

         B.   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DETECTION SYSTEMS, INC.
                                  Registrant

DATE:  November 14, 1996          By:
                                  /s/ Karl H. Kostusiak, President


                                  By:
                                  /s/ Frank J. Ryan, Vice President,
                                  Secretary and Treasurer
                                  (Chief Financial & Accounting
                                  Officer)





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

    (10) Executive Employment Agreements are incorporated by reference to Exhibit 10 of the registrant's Report on Form 10-K/A dated July 12, 1996.

    (11) Statement regarding computation of per share earnings.
         See Exhibit 11.

    (27) Financial data schedule. Included as Exhibit 27 to electronic Edgar filing only.





                              Exhibit 11

              DETECTION SYSTEMS, INC. AND SUBSIDIARIES

        Consolidated Computation of Net Income Per Common
                    And Common Equivalent Share


For the Three Months Ended:               Sept. 30, 1996      Sept. 30, 1995

Net Income                                      $794,132            ($69,168)
  ADD - Interest on deferred compensation         16,686              15,061
                                                 -------            --------
Adjusted net income applicable to common stock  $810,818            ($54,061)

Number of Shares:
Weighted average number of shares              2,847,860           2,791,987
  Common Stock equivalent due to
  assumed exercise of stock options
  and warrants                                    10,642                   0
  Common Stock equivalents due to
  assumed conversion of deferred compensation
  plan shares                                    233,606                   0
                                               ---------           ---------
                                               3,092,108           2,791,987

Net Income per Common and Common
Equivalent share                                   $0.26              ($0.02)



For the Six Months Ended:                 Sept. 30, 1996       Sept. 30,1995

Net Income                                    $1,418,415            $ 94,261
  ADD - Interest on deferred compensation         32,526              35,142
                                                 -------           ---------
Adjusted net income applicable to
  common stock                                $1,450,941            $129,403

Number of Shares:
Weighted average number of shares             22,840,170           2,789,354
  Common Stock equivalent due to
  assumed exercise of stock options
  and warrants                                     6,219             238,564
  Common Stock equivalents due to
  assumed conversion of deferred compensation
  plan shares                                    233,606                   0
                                               ---------           ---------
                                               3,079,995           3,027,918

Net Income per Common and Common
Equivalent share                                   $0.47              ($0.04)