Form 10-Q
period 1996-12-30
DETECTION SYSTEMS INC
filed 1997-02-14
CIK 28365

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

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


As of February 7, 1997, there were outstanding 4,467,380 shares of the registrant's common stock, par value $.05 per share.


PART I FINANCIAL INFORMATION
DETECTION SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

ASSETS                                    Dec. 31, 1996  Mar. 31, 1996
Current Assets:                           -------------  -------------
   Cash & cash equivalents               $ 889,982  $   913,716
   Short-term investments, at cost,
    which approximates market value          16,626       16,296
   Accounts receivable, less allowance
    for doubtful accounts of $100,000    14,704,990   10,482,660
   Inventories                           24,243,171   14,065,843
   Income tax receivable                    435,471      532,895
   Deferred income tax charges            1,554,900    1,554,900
   Prepaid expenses and other assets      1,149,485      860,018
                                        -----------  -----------
 Total Current Assets                    42,994,625   28,426,328

Fixed assets at cost                     19,130,237   16,767,326
  Less accumulated depreciation          11,485,272    9,681,969
                                        -----------  -----------
                                          7,644,965    7,085,357

Property under capital lease              4,714,854    4,760,810
  Less accumulated depreciation           2,367,276    2,269,335
                                        -----------  -----------
                                          2,347,578    2,491,475

Deferred Income Taxes                     3,983,200    3,983,200
Goodwill and other intangibles            4,140,438    3,762,327
Other assets                                636,878      148,891
                                        -----------  -----------
Total Assets                             61,747,684   45,897,578

LIABILITIES
Current Liabilities
 Current portion of long-term debt
   and capital lease obligations            123,924      559,860
 Accounts payable                        11,332,659    6,231,737
 Accrued payroll & benefits               2,921,187    1,566,777
 Short term borrowings                    6,441,450    1,183,750
 Other accrued liabilities                2,923,237    3,171,914
                                        -----------  -----------
 Total Current Liabilities               23,742,457   12,714,038

Obligations under capital leases             94,618      186,471
Other long term liabilities               1,931,900    1,931,900
Long term debt                           17,750,000   17,750,000
Deferred compensation                     1,729,217    1,745,886
Shareholders' Equity
Common stock, par value $.05 per share
  Authorized 12,000,000 shares
  Issued 4,456,430 shares at 12/31/96
  and 2,811,361 shares at 3/31/96           222,869      140,568
Capital in excess of par value            9,338,306    6,964,570
Retained earnings                         7,361,705    4,869,022
                                         ----------   ----------
                                         16,922,880   11,974,160
Less: Treasury stock, 2,487 at 12/31/96
  at cost and 2,207 shares at 3/31/96       (38,777)     (12,363)
  at cost)
Notes receivable for stock purchases       (384,611)    (392,514)
                                          ----------  -----------
                                         16,499,492   11,569,283
                                        -----------  -----------
Total Liabilities & Shareholders'
     Equity                             $61,747,684  $45,897,578
                                        ===========  ===========

            See accompanying notes to financial information.


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Income Statement (Unaudited)

For the Three Months Ended:    Dec. 31, 1996 Dec. 31, 1995
                              (Current Year) (Preceding Year)
                              -------------- ---------------
Gross sales less discounts,
         returns and allowances  $26,441,837  $ 8,563,799
Other revenue                         54,270       38,228
                                  ----------   ----------
Total revenue                     26,496,107    8,602,027

Costs and expenses:
         Production               17,366,386    5,991,708
         Development               2,046,418    1,094,505
         Marketing, admin. & gen.  5,165,390    2,164,194
         Interest expenses           464,645       42,435
                                  ----------   ----------
Total costs and expenses          25,042,839    9,292,842

Income (loss) before taxes         1,453,268    (690,815)

Provision for (benefit from) taxes   379,000     (95,000)
                                  ----------   ----------
Net (loss) income                  1,074,268    (595,815)

Retained earnings at beginning
  of period                       $6,287,437  $12,821,776

Dividends                               none         none

Retained earnings at end
   of period                      $7,361,705  $12,225,961

  Net Income (Loss) Per Share          $0.22      ($0.14)
                                       =====       =====
          (See accompanying notes to financial information)

                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Income Statement (Unaudited)

For the Nine Months Ended:     Dec. 31, 1996  Dec. 31, 1995
                              (Current Year)  (Preceding Year)
                              --------------  --------------
Gross sales less discounts,
         returns and allowances  $74,485,802  $26,654,524
Other revenue                        106,039      204,735
                                  ----------   ----------
Total revenue                     74,591,841   26,859,259

Costs and expenses:
         Production               49,309,576   17,134,401
         Development               5,803,833    3,091,647
         Marketing, admin. & gen. 14,635,291    6,660,589
         Interest expenses         1,332,458      139,926
                                  ----------   ----------

Total costs and expenses          71,081,158   27,026,563

Income (loss) before taxes         3,510,683    (167,304)

Provision for taxes                1,018,000      331,000
                                  ----------   ----------
Net income (loss)                  2,492,683    (498,304)

Retained earnings at beg.
   of period                     $ 4,869,022  $12,724,265

Dividends                               none         none

Retained earnings at end of period $7,361,705  $12,225,961
                                   ==========   ==========

Net Income (Loss) Per Share            $0.52       ($0.10)
                                         ====        ====

            (See accompanying notes to financial information)


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months Ended December 31,  1996         1995
                                        ----         ----
Cash Flows from Operating Activities:
Net (loss) Income                       $2,492,683   ($498,304)

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization         1,901,244    1,196,270
   Fixed asset retirements                       0        2,682
         Change in obsolescence reserve     50,000            0
         Deferred compensation            (16,669)      194,633
Change in assets and liabilities:
         Accounts receivable           (4,222,330)  (1,018,931)
         Inventories                  (10,227,328)  (3,108,333)
         Income tax receivable              97,424    (749,440)
         Prepaid expenses and other
           assets                        (289,467)    (196,544)
         Accounts payable                5,100,922      887,662
         Accrued payroll and benefits    1,354,410    (377,721)
         Other accrued liabilities       (248,677)       23,388
         Deferred income taxes                   0     (73,900)
         Goodwill and other assets       (866,098)            0
                                        ----------   ----------
         Total adjustments             (7,366,569)  (3,220,234)
                                        ----------   ----------
Net cash used in operating
         activities                    (4,873,886)  (3,718,538)

Cash flows from investing activities:
         Capital expenditures          (2,316,955)  (2,872,006)
         Short-term investments              (330)    2,437,842
                                        ----------   ----------
Net cash used in investing activities  (2,317,285)    (434,164)

Cash flows from financing activities:
  Proceeds from short term borrowings    5,257,700      850,000
  Proceeds from private equity placement 2,000,005            0
  Principal payments on long-term debt and
  capital lease obligations              (527,789)    (341,925)
Common stock transactions                  437,521      215,686
                                        ----------   ----------
Net cash provided by financing
     activities                          7,167,437      723,761

Net increase(decrease) in cash and
         cash equivalents                 (23,734)  (3,428,941)

Cash and cash equivalents at beginning
         of period                         913,716    4,580,751
                                        ----------   ----------
Cash and cash equivalents at end
         of period                        $889,982   $1,151,810
                                        ==========   ==========
Cash paid during the period for:
         Interest                          976,235       36,216
         Income taxes                      585,155    1,090,327

Noncash transactions:
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

            See accompanying notes to financial information.


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                        NINE-MONTH PERIOD ENDED
                           December 31, 1996
                              (Unaudited)


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


INVENTORIES

         Major classifications of inventory follow:

                          Dec. 31 1996  March 31, 1996
                         -------------  --------------
Component Parts             15,299,612       6,408,670
Work In Process                798,250         705,473
Finished Products            8,145,309       6,951,700
---------                    ---------
                            24,243,171      14,065,843
                            ==========       =========


                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Late in fiscal 1995, the Company launched a major initiative to extend its market reach on a world wide basis. Since that time sales offices have been opened in Australia, France, Hong Kong, China and the United Kingdom, in addition to the establishment of distribution arrangements in over 25 additional countries. As part of an effort to expand its product catalog, Detection Systems purchased Radionics for approximately $18 million in February 1996. This acquisition had a significant impact on the comparative information for the three and nine month periods ended December 31, 1996 versus the same periods ended December 31, 1995, both for the results of operations as well as for asset and liability balances.

Net sales for the three and nine month periods ended December 31, 1996 increased $17.9 million and $47.8 million, respectively, as compared to the same periods one year ago. Net sales for the three and nine month periods ended December 31, 1995 as compared to the same periods ended December 31, 1994, decreased $.9 million and increased $.4 million, respectively. The addition of Radionics and the growth of sales since the acquisition accounted for $13.7 million and $38.6 million, respectively, of the 1996 increases. International sales increased substantially for the three and nine month periods ended December 31, 1996, as compared with the same periods a year ago. Sales have also benefited from the Company's broader customer base and the synergies associated with the combined companies. The decrease in net sales for the three month period ended December 31, 1995 versus the three month period ended December 31, 1994 was due to a change in national account sales activity. The increase for the nine months ended December 31, 1995 versus the same period ended December 31, 1994 was attributable to the growing international business.

Gross profit margins on sales improved for the three month period ended December 31, 1996 as compared with the three month period ended December 31, 1995. This reflected cost savings associated with the transitioning of a portion of Detection Systems' and Radionics' product manufacturing to the Company's Southeast Asia facility. Additional savings resulted from the Company's increased purchasing base. Gross profit margins declined in the nine month period ended December 31, 1996 compared to the equivalent year ago period. This resulted from expenses associated with the start up of the Southeast Asia manufacturing facility. The Company believes gross profit margins should continue to improve as a result of the more efficient use of its Southeast Asia facility. Margins should also be positively impacted by several negotiated cost improvements which took effect late in the second quarter. Gross profit margins on sales for the three and nine month periods ended December 31, 1995 versus the same periods ended December 31, 1994 declined because of expenses associated with the startup of the Southeast Asia facility.

Other income increased slightly for the three month period ended December 31, 1996 and declined by 48.2% for the nine month period ended December 31, 1996 as compared to the prior year ago periods. The increase was attributable to the timing of investments during the quarter. The decrease represents the Company's reduction in amounts available for investments. Other income also decreased for the three and nine month periods ended December 31, 1995 as compared with the equivalent year ago periods, due to decreases in funds available for investment.

Production expenses increased $11.4 million and $32.2 million for the three and nine month periods ended December 31, 1996 as compared to the three and nine month periods ended December 31, 1995. These increases were primarily attributable to Radionics' cost of sales and other manufacturing costs. The transitioning of manufacturing among the Company's manufacturing facilities in New York, California and Southeast Asia has continued to increase total production costs. However, these costs should diminish as the transitioning is completed. Production expenses for the three and nine month periods ended December 31, 1995 increased 5.9% and 7.5% as compared with the equivalent year ago periods. These increases were primarily attributable to the start up of the Southeast Asia manufacturing facility.

Development expenses increased $1.0 million and $2.7 million for the three and nine month periods ended December 31, 1996 as compared with the same periods in the prior year. These increases were primarily attributable to the Company's acquisition of Radionics and the associated expansion of the Company's research and development efforts. The increases also include the cost of transitioning Radionics' California-based engineering function to the Company's New York, facility. The Company expects to spend between $7.5 million and $8.0 million on research and development efforts in fiscal 1997. Development expenses for the three and nine months ended December 31, 1995 remained consistent with those for the prior year periods.

Marketing, administrative and general expenses for the three and nine month periods ended December 31, 1996 versus the comparable periods ended December 31, 1995, increased by $3.0 million and $8.0 million, respectively. These increases were primarily due to the acquisition of Radionics. They were impacted to a lesser extent by the Company's international sales initiative. The increases of $.4 million and $1.6 million for the three and nine months periods ended December 31, 1995 versus the comparable year ago periods were also primarily due to the Company's international start up.

Interest expense increased approximately $.4 million and $1.2 million for the three and nine months ended December 31, 1996 compared to the equivalent periods one year ago. These increases were due to the debt financing of the Radionics' acquisition. In addition, the Company has increased its inventory levels during the third fiscal quarter of this year to meet customer demand which was partially financed through borrowings from the Company's line of credit. Interest expense increased slightly for the three and nine month periods ended December 31, 1995 versus the same periods ended December 31, 1994. These increases were due to temporary working capital borrowings utilized during the year.

Income before taxes was $1,453,000, -$691,000 and $912,000 for the three month periods ended December 31, 1996, 1995 and 1994, respectively. For the nine month periods ended December 31, 1996, 1995 and 1994, income before taxes was $3,511,000, -$167,000 and $2,362,000. Results in 1996 improved compared to 1995 due to higher sales volumes and reduced costs associated with international operations. Results in 1995 as compared to 1994 decreased due to the full expensing of the Company's international start-up costs.

The Company's effective tax rates for the three and nine month periods ended December 31, 1996 were 26.1% and 29.0%, respectively. The lower tax rates reflect the utilization of loss carryforwards for last fiscal year on losses derived on international operations as well as more favorable tax rates associated with the Company's Southeast Asia operations. The comparative effective tax rates for the three and nine months ended December 31, 1995 were 13.8% and 197.8%, respectively. These higher rates are reflective of the Company's inability to utilize certain subsidiary losses during consolidation. The Company's effective tax rates for the three and nine months ended December 31, 1994 were 37.6% and 37.0%, respectively. These rates were reflective of the statutory rates in effect for the Company's domestic operations.


FINANCIAL CONDITION

At December 31, 1996, the Company had net working capital of $19.3 million, including approximately $.9 million in cash, cash equivalents and short term investments. This compares to net working capital of approximately $15.7 million including $.9 million in cash, cash equivalents and short term investments at March 31, 1996. Operations for the nine month period ended December 31, 1996 used net cash of approximately $4.9 million.

The Company had a $6.5 million bank commitment for a revolving line of credit facility that extends into fiscal 1999. This commitment includes an interest rate based on the London Interbank Offered Rate plus applicable points based on the Company's performance. The balance becomes fully due and payable on May 31, 1998. At December 31, 1996, the Company had short term borrowings of $6.4 million from this line of credit. Effective January 27, 1997, the Company's line of credit was increased to $11.5 million. The Company secured an additional $5.5 million revolving line of credit which mirrors the provisions and covenants of the initial $6.5 million facility. The Company believes that current levels of cash, cash equivalents and short term investments, together with its available line of credit, will meet its foreseeable working capital needs.

In October of 1996, the Company sold approximately 114,000 shares of its common stock for $2.0 million to five corporate pension funds. The proceeds from this private placement were used for working capital to fund the Company's current growth.

The Company expects to continue expenditures on the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, access control and CCTV products.
The Company's effort to market its products internationally will continue as well.

To meet customer demand for its products, the Company added a third production line to its Southeast Asia manufacturing facility in October of 1996 and expects to have a fourth production line operational by the end of February 1997. Funding for these expenditures have and will be financed through the Company's revolving line of credit facility.

At December 31, 1996, accounts receivable increased 40.3% from the March 31, 1996 level. This increase was attributable to the higher sales volume achieved during the third fiscal quarter. The Company's standard credit terms are net 30 days, with variations depending on volume, pricing and prepayment discounts.

Inventories increased 72.4% at December 31, 1996 as compared to March 31, 1996. This increase was primarily attributable to the transition of manufacturing to the Company's Southeast Asia facility, while maintaining production capability in the Company's domestic manufacturing facilities in Fairport, NY, and Salinas, CA. In addition, the Company has initiated an inventory build up plan to allow it to better meet its customers increasing product needs.

Prepaid expenses and other assets increased by approximately $289,000 from the March 31, 1996 level. This increase was attributable to prepayment of premiums for certain benefits.

At December 31, 1996, accounts payable increased 81.9% as compared to the March 31, 1996 level. This increase is the result of a tighter cash management program and payment terms more reflective of the industry average.

Accrued payroll and benefits increased by $1,354,000 at December 31, 1996 versus the March 31, 1996 level. This increase was attributable to the accrual of performance bonuses for fiscal 1997.

Other accrued liabilities at December 31, 1996, remained consistent with the March 31, 1996 level.

On November 8, 1996, the Company announced a 3 for 2 stock split. The stock distribution was made on December 17, 1996 to shareholders of record as of November 27, 1996. Fractional shares were paid in cash. After the split, approximately 4,450,000 shares of common stock were outstanding.

                       PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable


Item 5.  Other matters

In October of 1996, the Company sold approximately 114,000 common shares for $2.0 million to five corporate pension funds. The proceeds of this private placement will be used for working capital. A Form S-3 registration statement was subsequently filed with respect to the registration of these shares.

In consideration for services rendered in conjunction with the above private placement, the Company granted a 1,500 share warrant (post-split) on November 7, 1996 to purchase its common stock at a per share price that approximated fair market value on the date of award. Said shares are exercisable in full or in part over a 5-year period upon payment of the purchase price. These securities have been been registered with the Securities and Exchange Commission in reliance upon exemption by Section 4(2) of the Securities Act of 1933. The total cost for the warrant was $20,250.

On November 7, 1996, the Company's Board of Directors approved a 3 for 2 stock split in the form of a stock distribution of one share for every two shares owned. The stock distribution will be made on December 17, 1996 to shareholders of record as of November 27, 1996. Fractional shares were paid in cash. After the split, approximately 4,450,000 shares of common stock were outstanding.

Item 6.  Exhibits and Reports for Form 8-K.

         A. Exhibits

              See Exhibit Index

         B.   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DETECTION SYSTEMS, INC.
                                       Registrant

DATE:  February 14, 1997               By: /s/ Karl H. Kostusiak
                                       Karl H. Kostusiak, President


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

Exhi                                     bit 11

DETE              CTION SYSTEMS, INC. AND SUBSIDIARIES

            Consolidated Computation of Net Income Per Common
                         And Common Equivalent Share

For the Three Months Ended:      Dec. 31, 1996  Dec. 31, 1995

Net Income                          $1,074,268  ($595,815)
ADD - Interest on deferred
    compensation                        17,319      15,550
                                       -------    --------
Adjusted net income applicable to
         common stock               $1,091,587  ($580,265)

Number of Shares:
Weighted average number of shares    4,451,985   4,208,081
    Common Stock equivalent due to
    assumed exercise of stock options
    and warrants and deferred compensation
    plan shares                        582,297           0
                                     ---------   ---------
                                     5,034,282   4,208,081

Net Income per Common and Common
Equivalent share                         $0.22     ($0.14)




For the Nine Months Ended:        Dec. 31,1996  Dec. 31,1995

Net Income                          $2,492,683  ($498,304)
ADD - Interest on deferred
    compensation                        49,845     50,692
                                       -------   ---------
Adjusted net income applicable to
         common stock               $2,542,528  ($447,612)

Number of Shares:
Weighted average number of shares    4,323,032   4,208,081
         Common Stock equivalent due to
         assumed exercise of stock options
         and warrants and deferred compensation
         plan shares                   563,242     118,057
                                     ---------   ---------
                                     4,886,274   4,326,138

Net Income per Common and Common
Equivalent share                         $0.52     ($0.10)


