Form 10-K
period 1997-03-31
DETECTION SYSTEMS INC
filed 1997-06-30
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended: March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.  Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of June 13, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65,301,302.

As of June 13, 1997 there were outstanding 4,709,003 shares of the registrant's common stock, par value $.05 per share.

              DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 1997 Annual Meeting of Shareholders -- See
Part III of this Form 10-K Annual Report for portions incorporated by reference.


PART I
ITEM l.  BUSINESS

GENERAL

Detection Systems, Inc. ("Company") designs, manufactures and markets electronic detection, control and communication equipment for the security, fire protection, access control and CCTV (closed circuit television) industries. The Company's product line includes a broad line of security, fire, access control and CCTV components and systems. These products are used worldwide by professional installation and service companies to protect life and property in commercial, industrial, institutional and residential environments.

Since its founding in 1968, Detection Systems has established a reputation for outstanding performance, quality and service. Until the early 1990's, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company's management adopted a strategy which focused on expanding its product offering through internal development and acquisitions, establishing an international sales presence, increasing its manufacturing capacity and improving its manufacturing cost structure. In furtherance of this strategy, the Company has had five acquisitions, opened sales offices in seven countries and successfully established a manufacturing facility in Southeast Asia. These activities have allowed the Company to significantly expand its product catalog and market scope while growing from $34 million in sales to $101 million in sales in a two-year period.

The Company significantly expanded its product catalog by adding: (i) control and communication equipment with its purchases of Radionics, Inc. ("Radionics") in February 1996 and Digital Audio Limited ("DA Systems") in May 1997, (ii) wireless radio network products with its purchase of the certain assets of Senses International ("Senses") in July 1996, (iii) in-building wireless radio technology with its purchase of DA Systems in May 1997, and (iv) an additional line of security control panels with its acquisition of Seriee, SA ("Seriee") in June 1997. In addition to acquisitions, the Company has been able to supplement its product catalog with a number of security, fire, access control and CCTV products by entering into a number of strategic alliances with partners that have technological capabilities that supplement and complement the Company's internal capabilities.

The Company sells its products through a number of subsidiaries as well as under a number of different brand names, which include Detection Systems (DS), Radionics (Radx), Security
Escort, Safecom, and DS Vision.

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

On May 8, 1997, Detection Systems acquired all of the outstanding stock of Digital Audio Limited, more commonly known as DA Systems, a leading U.K. manufacturer of security control equipment, a wholly owned subsidiary of Numerex Corp. (NMRX). This acquisition provides the Company with a line of controls and communication devices that are approved for sale in the U.K. market, and an important new in-building wireless radio technology that is believed to be superior to competitive offerings. DA Systems sells its products to a national dealer/installer network which combines its products with other components from other suppliers, including Detection Systems, to form complete systems.

On February 12, 1996, Detection Systems acquired all of the outstanding stock of Radionics, Inc., a leading U.S. manufacturer of security, fire and access control systems, from Expamet, Inc., a wholly-owned subsidiary of Expamet International PLC, a United Kingdom corporation. This acquisition more than doubled the sales rate of the Company. Radionics designs and manufactures keypads, control/communicators and central station receivers for the intrusion alarm, fire alarm and access control markets. Specifically, Radionics' product line includes basic residential to complex high security control communication systems; small to large specified fire systems; single to multi-thousand user door access systems and integrated fire, intrusion and access control systems. These products are complementary to the Detection Systems' product line.

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

The acquisitions of DA Systems and Radionics were accounted for as a purchase for financial reporting purposes and accordingly, the assets and liabilities were restated to reflect their fair market value as of the acquisition date.

On July 11, 1996, the Company acquired the assets of Senses, International Inc. Senses manufactured long range wireless alarm transmission equipment which it marketed under the name of "Safecom". This acquisition provides the Company with an important new technology, a patent covering transmission of alarm signals from a digital communicator through a radio network, and access to dealers who have installed 150 Safecom radio networks. Safecom networks are operating in 19 countries around the world, with the greatest penetration in the South American market.

The Company has several subsidiaries other than DA Systems and Radionics. During fiscal 1995, the Company provided an equity investment of $100,000 to its Detection Systems International, Inc. ("DSII") subsidiary for the purpose of marketing international opportunities for its electronic security and fire protection products. As a result of this investment, two foreign subsidiaries were established, one in Hong Kong and the other in Sydney, Australia. The Company provided an equity investment of $300,000 each to Detection Systems (HK) Limited and Detection Systems (AUST) Pty. Ltd. ("DS Australia"). Control of Hong Kong changes from British rule to Chinese rule as of July 1, 1997. The Company does not believe it is possible to determine the impact this change will have on its operations.

During fiscal 1996, DS Australia established branch offices in Melbourne and Brisbane. In addition, DSII established a branch office in Paris, France, and opened a branch office in the United Kingdom during the first quarter of 1997. Also, a manufacturing facility was leased in Southeast Asia. The Company began manufacturing operations and product shipments to customers from that facility during the third fiscal quarter of 1996 and supplied approximately 40% of its manufactured volume from this facility during fiscal 1997. The Company owns 100 percent of the common stock of DSII and its foreign subsidiaries.

The Company maintains a separate Security Escort" subsidiary, Emergency Communications, Inc. ("ECI"), to facilitate joint ventures in the help call market, where there may be financial requirements in excess of the Company's internal financing capability. The Company initiated a promotional campaign of its Security Escort" multiple user help call system in fiscal 1996 to engineered system companies, for use in diverse environments such as apartment complexes, condominiums, retirement communities, hospitals, correctional institutions, government facilities and manufacturing facilities. Sales have been made in Australia for use in correctional facilities and total coverage systems are operational in two U.S. colleges.

The Company purchased all of ECI's common stock through an initial equity investment of $100,000 and subsequently awarded a portion of the shares to certain directors and employees. During fiscal 1997, the Company repurchased all of the outstanding shares held by directors and employees and as of March 31, 1997, the Company owned approximately 99.3% of ECI's common stock. At June 1, 1997, the Company had provided ECI with approximately $1.1 million in loans.

During fiscal 1996, the Company's DSII subsidiary entered into a joint venture agreement with the Chinese government for the purpose of designing, manufacturing and distributing security products internationally. The Company does not believe this agreement will have a material impact on revenues and earnings in fiscal 1998.


PRODUCT LINE

The Company's product lines consist of its traditional security/fire detection line, its Radionics control system line (which greatly expanded its historic control system line), its newly acquired
DA Systems control, communicator and in-building wireless radio system, and the Company's Security Escort multiple user help call system.

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

During the past several years the Company has worked with outside contractors for special purpose limited volume devices important to its catalog that are sold under both the Detection
Systems and Radionics names.

The Company's fire detection product line includes beam smoke detectors, photoelectric spot smoke detectors and ionization spot smoke detectors. The photoelectric spot and ionization spot detectors are available in both direct wire and separate head and base configurations, where the separate head and base units have interchangeable 2- and 4-wire bases. The Company's smoke detector line is comprised of detectors for both residential and commercial applications. The acquisition of Radionics adds fire control panels to the Company's product line.

The Company has a family of microprocessor-based alarm control equipment for use in security/fire system applications. The Company's control line is comprised of controls for both residential and commercial applications including multiplex systems used to monitor large security system applications. The acquisition of DA Systems provides the Company with a control system product line that is approved for sale in the U.K. market as well as other select geographic markets. Radionics and DA Systems have each been considered one of the leading U.S. and U.K. based manufacturers of control and communication equipment in their respective markets, partially due to their success in marketing their products to dealer networks.

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

During fiscal 1997, the Company signed a licensing agreement with UPLINK Security Inc. to incorporate BellSouth's new Cellemetry data service into its Radionics brand security control panels for the wireless transmission of alarm signals to a central station. The patented Cellemetry technology is both affordable and reliable because it enables alarm equipment to use existing cellular networks for its data communication. Because it is deployed at the main cellular switch (MTSO) rather than at cell sites, Cellemetry requires minimal up-front investment from the cellular provider for deployment.

Detection Systems' Security Escort multiple user help call system uses a digital micro-cellular architecture to provide its subscribers with 24 hour protection. A hand-held Security Escort transmitter enables an individual to simultaneously trigger a strobe, sound a siren alarm and alert the appropriate security personnel as to the subscriber's name, location, address and any handicap. A unique test feature allows the subscriber to test the system at any time and receive visual confirmation that it is functioning properly.

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

Radionics and DA Systems sell their products to national dealer/installer networks which combine their products and other supplier components to form complete systems. From its inception, Radionics has sold its products to installation companies in the high-end commercial, retail and governmental markets. More recently, Radionics has broadened its product offering by supplying lower-end products suitable for the residential market where there is considerable growth. Conversely DA Systems has sold its products to installation companies and distributors in the small commercial and residential markets where there is considerable growth.

Detection Systems is actively promoting the Security Escort" multiple user help call system throughout North America and in Australia. While the system was initially designed for the protection of individuals on college and university campuses, the technology is also suitable for other applications. The Company is exploring additional distribution relationships to expand its market coverage for the system to other environments, such as apartment complexes, condominiums, retirement communities, hospitals, correctional facilities, governmental facilities and manufacturing facilities.

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

For the Company's international program, sales offices have been opened in Australia, China, France, Hong Kong and the United Kingdom. Each office is staffed with qualified professionals with extensive security industry sales experience. They are charged with the responsibility of promoting the Company's products in the targeted countries, determining future customer needs and providing technical support. In addition, the Company has established distributors and/or sales representatives in over 40 additional countries.

The Company's sales strategy includes providing its customers with a full product catalog to fulfill the majority of their electronic security and fire protection detector and system needs. Examples of this strategy were the Radionics and DA Systems acquisitions. In other cases, this will be accomplished through strategic alliances with other vendors to allow the Company to be a full-line supplier. Foreign sales (including sales to Canada) accounted for approximately 16% of net sales in fiscal 1997. See Note 10 to the Company's consolidated financial statements for more detailed information about foreign operations and export sales.

Domestically, the combined companies of Detection Systems and Radionics maintain regional sales/training personnel in Arizona, California, Georgia, Florida, Illinois, Indiana, Massachusetts, Nebraska, Pennsylvania, Ohio, Tennessee, Texas, Virginia and Washington. In addition, Detection Systems maintains stock at the Radionics' facility in Salinas, California. Some of the Company's international sales efforts are handled out of the corporate office in Fairport; however, distribution centers have been established in Australia, the U.K. and Hong Kong.

Although the Company has a broad customer base, it does have several customers who individually account for substantial amounts of business. In fiscal 1997, sales to the Company's largest customers accounted for 11.9% and 10.4%, respectively, of net sales. No other customer accounted for more than 10% of the Company's net sales. In fiscal 1996, sales the Company's largest customers were 14% and 10%, respectively, of net sales. In fiscal 1995, sales the Company's largest customers were 23% and 22%, respectively, of net sales. Although the Company's business is not seasonal, a significant change in purchases by one of these customers could result in fluctuations in sales and profit. The Company believes that the combination of its five acquisitions since February 1996, its international initiative and its increased use of distributors have reduced the effect of sales fluctuations associated with the Company's largest customers.

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

The Company established a second manufacturing facility in Southeast Asia during fiscal 1996. Manufacturing operations and first product shipments began in October 1995. Detection Systems initially duplicated in its Southeast Asia facility the same proven manufacturing procedures and processes used in its Fairport facility. During the intervening time, the Company's Southeast Asia manufacturing management has fine tuned the process to take advantage of local conditions. The Company is currently transitioning products from Detection Systems and Radionics to the Southeast Asia manufacturing facility to take advantage of lower production costs at this facility. During fiscal 1997, approximately 40% of the Company's production volume was manufactured in Southeast Asia.

The Radionics' manufacturing facility also utilizes the same quality proven technology as used in Fairport. During fiscal 1997, the Company steadily transitioned production out of this facility. Since year-end, the Company has ceased using this facility for regular product manufacturing and is currently using the production area for product configuration.

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

RESEARCH AND DEVELOPMENT

During the fiscal years ended March 31, 1995, 1996 and 1997, the Company expended approximately $4,070,000, $4,700,000 and $8,115,000, respectively, on research and development activities relating to the development of new products and the improvement of existing products.

The Company has continually placed significant emphasis on research and development activities through internal efforts. The acquisitions of Radionics, Safecom and DA Systems has provided additional technologies to those it already possessed. It is the Company's intent to continue with its development efforts to keep pace with technological advances in the security and fire protection industries by either further internal efforts or by additional acquisitions.
The Company has been granted over 25 patents related to its products. While the Company obtains patents as appropriate and considers certain of its patents valuable, it does not believe patents to be of material importance in the successful conduct of its business. Trademarks, licenses, franchises and concessions are not material factors in the Company's business.

EMPLOYEES

At March 31, 1997, the Company employed approximately 744 persons worldwide. None of the Company's employees is represented by a collective bargaining organization, and the Company's management believes employee relations are good.

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

Radionics' manufacturing, research and general office operations are conducted at its leased 156,000 square foot facility located in Salinas, California. The lease extends to July of 1999.

Internationally, the Company has leased a 70,000 square foot manufacturing facility in Southeast Asia and has offices / distribution centers located in Australia, France, Hong Kong and the United Kingdom, as well as a manufacturing facility in the United Kingdom.


ITEM 3. LEGAL PROCEEDINGS.

     Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ending March 31, 1997.

                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       SECURITY HOLDER MATTERS.

The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: DETC. On June 13, 1997, the closing price, as reported by The Nasdaq Stock Market, was $17.50 per share, and the number of shareholders was approximately 3,200. Certain information regarding the price range of the Company's Common Stock (quarterly high and low) is presented below:

PRICE RANGE OF COMMON STOCK

The quarterly high and low bid of the Company's common stock during the past three years (in dollars):

           Fiscal          Fiscal            Fiscal             Fiscal
           1998*           1997**            1996**             1995**
           High  / Low     High  /   Low     High  /  Low       High / Low

First
Quarter
ended
June 30    20-1/4  12-1/2  12-5/16   6-5/16   5-3/16   4-5/16   7      4

Second
Quarter
ended
Sept 30                    13-13/16  9-11/16  5-3/16   5-3/8    6-5/16 4-1/16

Third
Quarter
ended
Dec 31                     20-7/8    10-3/4   5-1/4    3-15/16  6-1/4  3-11/16

Fourth
Quarter
Ended
March 31                   25-1/2    14-1/2   6-1/2    3-11/16  5-5/16 3-3/16

* Through June 17, 1997
** Restated to reflect the three-for-two stock split distributed December 17, 1996.

In May of 1997, the Company acquired Digital Audio Limited from
Numerex Corp. in exchange for 226,168 shares of the Company's common stock valued at $3.9 million. These shares are callable, at the Company's option, at $17 per share plus interest at 8.25% until June 30, 1998, and may be put by Numerex to the Company at that price after that date. These securities have not been registered with the Securities and Exchange Commission in reliance upon exemption by Section 4(2) of the Securities Act of 1933.

The Company has never paid cash dividends on its Common Stock.
The Company presently intends to retain all future earnings, if any, for the operation and expansion of its business and does not expect to pay any cash dividends on its common stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

The fiscal 1997 and the fourth quarter fiscal 1996 results are not comparable to the earlier periods due to the acquisition of Radionics on February 12, 1996. Interim quarterly results for the Company over the past three years were as follows
(thousands of dollars, except per share data)(unaudited):
data):

Fiscal Year Ending    NET       GROSS      NET     INCOME
March 31,           SALES      MARGIN   INCOME PER SHARE*
------------------  -----      ------   ------  ---------
1997
Fourth Quarter    $26,765     $11,159   $1,233        .24
Third Quarter      26,442       9,075    1,074        .22
Second Quarter     24,866       8,288      794        .17
First Quarter      23,178       7,813      624        .13

1996
Fourth Quarter    $15,204      $4,359  ($7,353 )   ($1.72 )
Third Quarter       8,564       2,572     (596 )     (.14 )
Second Quarter      9,299       3,380      (69 )     (.01 )
First Quarter       8,791       3,568      163        .04



1995
Fourth Quarter     $8,075      $3,193    $  27         --
Third Quarter       9,416       3,759      569       $.13
Second Quarter      8,672       3,362      460        .11
First Quarter       8,173       3,192      458        .11

* Restated to reflect the three-for-two stock split distributed December 17, 1996


The Company's five year summary of operations is presented below:

Year Ended March 31,        1997           1996*         1995*
                            ----           ----          ----
Net Sales                   $101,251,000   $41,858,000   $34,336,000
Income (Loss) Before Taxes
 and Cumulative Effect of
 a Change in Accounting
 Principle                     5,250,000   (10,665,000)    2,592,000
Provision (Benefit)
  for Taxes                    1,525,000    (2,810,000)    1,078,000
Net Income (Loss)              3,725,000    (7,855,000)    1,514,000

AT YEAR END
Current Assets               $50,501,000   $28,426,000   $17,953,000
Current Liabilities           19,434,000    12,714,000     2,990,000
Working Capital               31,067,000    15,712,000    14,963,000
Total Assets                  68,276,000    45,897,000    24,745,000
Long term Debt and
 Obligations under
 Capital Lease                28,086,000    17,936,000       746,000
Deferred Compensation          1,751,000     1,746,000     1,528,000
Shareholders' Equity          17,831,000    11,569,000    19,194,000
Number of Employees                  744           595           320
Number of Shareholders             4,000         3,200         3,000

PER SHARE AMOUNTS
Net Income (Loss)                   $.76        ($1.83)         $.35
Shareholders' Equity               $3.99         $2.75         $4.59

RATIOS/PERCENTAGES
Gross Profit (Loss) + Sales        35.9%         33.2%         39.3%
Pre-Tax Profit (Loss) + Sales       5.2%        (25.5%)         7.5%
Net Income (Loss) + Sales           3.7%       ( 18.8%)         4.4%
Current Ratio                   2.6 to 1      2.2 to 1      6.0 to 1

*Per share amounts have been restated to reflect the three-for-two stock split distributed December 17, 1996.

Year Ended March 31,            1994*               1993 *
                                ----                ----
Net Sales                       $31,355,000         29,431,000
Income Before Taxes
 and cumulative effect of
 a change in Accounting             131,000
 Principle                        1,571,000          2,356,000
Provision for Taxes                 427,000            919,000
Cumulative Effect of a
 Change in Accounting
 Principle                          131,000
Net Income                        1,275,000          1,437,000

AT YEAR END
Current Assets                  $15,836,000        $15,764,000
Current Liabilities               2,389,000          3,559,000
Working Capital                  13,447,000         12,205,000
Total Assets                     22,780,000         22,543,000
Long-term Debt and
 Obligations under
 Capital Lease                    1,145,000          1,149,000
Deferred Compensation             1,424,000          1,229,000
Shareholders' Equity             17,492,000         16,059,000
Number of Employees                     354                389
Number of Shareholders                3,000              2,800


PER SHARE AMOUNTS
Net Income                             $.30               $.34
Shareholders' Equity                  $4.33              $3.99

RATIOS/PERCENTAGES
Gross Profit + Sales                  37.7%              38.7%
Pre-Tax Profit + Sales                 5.0%               8.0%
Net Income + Sales                     4.1%               4.9%
Current Ratio                      6.6 to 1               4.4 to 1

*Per share amounts have been restated to reflect the three-for-two stock split distributed December 17, 1996.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company designs, manufactures and markets electronic detection, control and communication equipment for the security, fire protection, access control and CCTV industries. From its inception in 1968 until the early 1990s, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy which focused on expanding its product offerings, establishing an international sales presence, increasing its manufacturing capacity and improving its manufacturing cost structure. The Company has since made five acquisitions, opened sales offices in seven countries and successfully established a manufacturing facility in China. These initiatives have enabled the Company to significantly expand its product catalog and market scope and to increase its net sales from $34.3 million in fiscal 1995 to $101.3 million in fiscal 1997.

     The Company more than doubled its annualized net sales with its purchase of Radionics, Inc. ("Radionics") in February 1996. The Radionics acquisition had a significant impact on the comparative information for fiscal 1996 and 1997 with respect to both the results of operations as well as asset and liability balances. Radionics had annual net sales of $45.1 million for its year ended December 31, 1995. The Radionics acquisition was funded by borrowings under a commercial credit facility which has resulted in a significant increase in interest expense for the periods following the acquisition.

     In April 1995, the Company commenced development of a manufacturing facility in China which became operational in October 1995. This facility has significantly increased the manufacturing capacity of the Company. The Company has realized manufacturing efficiencies by transitioning to its China facility a portion of its domestic manufacturing operations, including substantially all of the manufacturing operations previously conducted by Radionics. The Company believes that these efficiencies, coupled with the volume generated by its expanded product catalog and sales network, will enable it to reduce its unit manufacturing costs and increase its operating and gross profit margins.

     The Company has recently completed four additional acquisitions: (i) the purchase of certain assets of Senses International, Inc. ("Senses") in October 1996 which had annual net sales of approximately $2.0 million, (ii) the purchase of Digital Audio Limited ("DA Systems") in May 1997 which had annual net sales of approximately $10.8 million, (iii) the purchase of Seriee, SA ("Seriee") in June 1997 which had annual net sales of approximately $6.3 million, and (iv) the purchase of Radio-Active Systems nv ("RAS") in June 1997 which had annual net sales of approximately $10.0 million.

     The Company recognizes net sales upon shipment of products to customers. Production expenses include materials, direct labor and overhead as well as an allocated portion of indirect overhead. Outgoing freight, customs and other costs associated with delivery of the product to customers are classified under marketing, administrative and general expenses. Research and development expenses include costs associated with salaries, benefits and travel-related expenses for certain engineering employees, supplies, agency approvals, depreciation and telephone, as well as charges for independent testing and independent contractors engaged for specific projects. Marketing, administrative and general expenses include costs related to the Company's sales efforts and corporate and general administrative functions, including costs of executive, administrative and sales personnel, marketing/selling supplies, advertising, depreciation and professional fees.

     The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

Fiscal Year Ended March 31,        1995        1996        1997
                                   ----        ----        ----
Net sales                         100.0%      100.0%      100.0%
Costs and Expenses:
 Production                        60.7        66.8        64.1
 Research and development          11.9        11.2         8.0
Purchased in - process research
and development                      --        22.3          --
Marketing, administrative &        19.8        25.1        21.1
general                           -----       -----       -----
                                   92.3       125.5        93.3
                                  -----       -----       -----
Operating income (loss)             7.7      ( 25.5 )       6.7

Interest income                     0.3         0.8         0.2
Interest expense                    0.5       ( 0.8 )     ( 1.7 )
                                  -----       -----       -----
Income (loss) before income
taxes and cumulative effect of
a change in accounting              7.5      ( 25.5 )       5.2
principle
Provision (benefit) for income      3.1       ( 6.7 )       1.5
taxes
                                  -----       -----       -----
Income (loss) before cumulative
effect of a change in
accounting principle                4.4      ( 18.8 )       3.7
                                   -----       -----       -----
Net income (loss)                   4.4 %    ( 18.8 )%      3.7%

                                   =====       =====       =====

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

The Company's net sales increased 141.9% to $101.3 million in fiscal 1997 from $41.9 million in fiscal 1996. The acquisition of Radionics in February 1996 accounted for $45.6 million of this increase, while international and domestic sales growth accounted for $7.2 million and $6.5 million, respectively. See
Note 10 of the Notes to the Consolidated Financial Statements for information regarding the Company's sales information by geographic area.

Production expenses increased 132.0% to $64.9 million in fiscal 1997 from $28.0 million in fiscal 1996. As a percentage of net sales, production expenses decreased to 64.1% in fiscal 1997 from 66.8% in fiscal 1996. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to manufacturing efficiencies achieved by transitioning a portion of its domestic manufacturing to its China facility during fiscal 1997. This decrease was achieved despite the lower gross margins experienced by the Company from certain of its initial international sales. The Company anticipates further cost savings from the continued consolidation of its manufacturing operations during fiscal 1998 and 1999.

Research and development expenses increased 72.7% to $8.1 million in fiscal 1997 from $4.7 million in fiscal 1996. As a percentage of net sales, research and development expenses decreased to 8.0% in fiscal 1997 from 11.2% in fiscal 1996.
The increase in research and development expenses was primarily due to the addition of Radionics' research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to synergies achieved by the consolidation of certain research and development efforts of Radionics and the Company.

Marketing, administrative and general expenses increased 103.6% to $21.4 million in fiscal 1997 from $10.5 million in fiscal 1996. As a percentage of net sales, marketing, administrative and general expenses decreased to 21.1% in fiscal 1997 from 25.1% in fiscal 1996. The increase in marketing, administrative and general expenses was primarily due to the addition of Radionics' operations. The decrease in marketing, administrative and general expenses as a percentage of net sales was primarily due to savings derived from the consolidation of Radionics into the Company's organization

Interest expense increased to $1.8 million in fiscal 1997 from $0.3 million in fiscal 1996. This increase was primarily due to the debt financing associated with the Radionics acquisition. Interest income decreased to $0.2 in fiscal 1997 from $0.3 in fiscal 1996.

Income before income taxes was $5.2 million in fiscal 1997 compared to a loss of $10.7 million for fiscal 1996. The fiscal 1996 results included a $9.4 million non-recurring charge related to in-process research and development associated with the Radionics acquisition. The remainder of the improvement was due to the other factors described above.

The Company's effective income tax rate for fiscal 1997 was 29.0% compared to a benefit rate of 26.4% in fiscal 1996. The fiscal 1997 effective rate reflects the benefits of certain lower foreign tax rates used to promote economic growth and the utilization of certain loss carryforwards from fiscal 1996.

Year Ended March 31, 1996 Compared to the Year Ended March 31,
1995

The Company's net sales increased 21.9% to $41.9 million in fiscal 1996 from $34.3 million in fiscal 1995. The acquisition of Radionics in February 1996 accounted for $6.0 million of this increase. In addition, international sales grew by $4.9 million in fiscal 1996 as a result of the Company's international sales initiative. This increase was partially offset by a $3.4 million decline in domestic sales primarily attributable to reduced sales to a single domestic customer. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the Company's sales information by geographic area.

Production expenses increased 34.3% to $28.0 million in fiscal 1996 from $20.8 million in fiscal 1995. As a percentage of net sales, production expenses increased to 66.8% in fiscal 1996 from 60.7% in fiscal 1995. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The increase in production expenses as a percentage of net sales was primarily due to the expensing of startup costs associated with the Company's China manufacturing facility.

Research and development expenses increased 15.5% to $4.7 million in fiscal 1996 from $4.1 million in fiscal 1995. As a percentage of net sales, research and development expenses decreased to 11.2% in fiscal 1996 from 11.9% in fiscal 1995. The increase in research and development expenses was primarily due to the addition of Radionics' research and development expenses.

Marketing, administrative and general expenses increased 54.9% to $10.5 million in fiscal 1996 from $6.8 million in fiscal 1995. As a percentage of net sales, marketing, administrative and general expenses increased to 25.1% in fiscal 1996 from 19.8% in fiscal 1995. The increase in marketing, administrative and general expenses, both in dollars and as a percentage of net sales, was primarily due to costs associated with the startup of foreign operations and the addition of Radionics' operations.

Interest expense increased to $0.3 million in fiscal 1996 from $0.2 million in fiscal 1995, and interest income increased to $0.3 in fiscal 1996 from $0.1 in fiscal 1995.

The Company incurred a loss before income taxes of $10.7 million in fiscal 1996 compared to income of $2.6 million for fiscal 1995. The fiscal 1996 results included a $9.4 million non-recurring charge related to in-process research and development associated with the Radionics acquisition. The remainder of the decline was due to the other factors described above.

The Company's effective income tax rate for fiscal 1996 was a benefit of 26.4% compared to a tax rate of 41.6% in fiscal 1995. The benefit rate for fiscal 1996 resulted from the Company's inability to fully recognize tax benefits associated with certain subsidiary losses and certain other items not deductible for tax purposes. The fiscal 1995 corporate tax rate was consistent with domestic, federal and state effective rates at that time.

Liquidity and Capital Resources

The Company considers liquidity to be its ability to meet its long- and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated by the Company's operating activities and cash reserves. Since the implementation of the Company's strategy designed to enhance the Company's product offerings, manufacturing capacity and international operations, particularly the acquisition of Radionics and the development of the Company's China manufacturing facility, the Company has required external sources of financing to satisfy its liquidity needs.

Year Ended March 31, 1997.  During fiscal 1997, the
Company's operating activities used $6.6 million. The primary factor contributing to this use of cash was a $15.9 million increase in inventories which resulted from the transition of the manufacturing of the Company's products to the China facility. Sources of operating cash from net income, depreciation and amortization totalled $6.5 million. Other balance sheet changes contributed $2.9 million to operating cash flow. The Company believes that the consolidation of its manufacturing operations will enable the Company to reduce future inventory levels.

During fiscal 1997, cash used for investing activities was $4.0 million which was expended for capital equipment for the expansion of the Company's international operations and production tooling relating to the Radionics' product lines.

During fiscal 1997, cash flows provided by financing activities were $11.9 million. The two primary sources of this cash were:
(i) $10.0 million of borrowings under the Company's revolving line of credit and (ii) receipt of $2.0 million from a private placement of Common Stock which the Company completed with five corporate pension funds in October 1996.

Year Ended March 31, 1996.  During fiscal 1996, the
Company's operating activities used $3.4 million. The primary factors contributing to this use of cash were a $7.9 million loss from operations and an increase in inventories of $4.3 million during the year. Sources of operating cash included depreciation and amortization of $2.0 million and a $9.4 million non-cash charge related to the write-off of in-process research and development associated with the Radionics acquisition. Other balance sheet changes used $2.7 million of cash.

During fiscal 1996, cash used for investing activities was $18.9 million, consisting of the purchase of Radionics for $18.0 million and capital expenditures of $3.4 million, offset by liquidation of short-term investments of $2.4 million.

During fiscal 1996, cash flows provided by financing activities were $18.7 million. The source of this cash was $18.9 million of borrowings under the Company's commercial credit facility, offset by principal payments on capital lease obligations.

Capital Resources.  On March 31, 1997, the
Company had cash balances of $2.2 million. On such date, the Company has a $11.5 million bank commitment for a revolving line of credit that was fully drawn upon. Subsequently, this commitment has been increased to $17.0 million, a portion of which was used for recent acquisitions. This commitment extends into fiscal 1999 and includes an interest rate based on the London Interbank Offered Rate plus applicable points based on the Company's performance. The balance becomes fully due and payable on the Revolving Line Termination Date of May 31, 1998.

The Company expects to continue expenditures on acquisitions and the development of new products and markets. These expenditures will include continued investment in security detection, fire detection, security, fire and access control products as well as several wireless projects. The Company also plans to continue its efforts to market its products internationally. The Company has budgeted $3.0 million for capital expenditures during fiscal 1998.

The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 1998.

Dividend Policy. The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.

Inflation.  During fiscal 1997, 1996,
and 1995, inflation did not have a significant impact on the Company's business.

Forward-Looking Statements

The foregoing discussion and analysis contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained therein that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.

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

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The officers of the Company are as follows:

Name and Age             Position, Offices Held and Year Appointed
Karl H. Kostusiak (58)   President (1968)

David B. Lederer (57)    Executive Vice President (1968)

George E. Behlke (39)    Vice President, Engineering (1995)

Gary Holroyd (38)        Vice President, Manufacturing (1996)

Frank J. Ryan (43)       Vice President, Secretary and Treasurer (1982)

Lawrence R. Tracy (50)   President, Radionics and Detection
                         Systems Inc.International, Inc., subsidiaries of Detection Systems, Inc. (1995)

Each officer is elected to serve until the first meeting of the Board of Directors held after the next annual meeting of shareholders and until his successor is elected and has qualified. There is no family relationship between any of the above officers.

Messrs. Kostusiak and Lederer have been President and Executive Vice President of the Company since it was formed in 1968. Mr. Ryan has been employed by the Company in various financial positions since 1980 and was promoted to Vice President in 1989. Mr. Holroyd has been employed by the Company since the acquisition of Radionics in February 1996 and was promoted to Vice President of Detection Systems in November 1996. Mr. Tracy was hired in February 1995 as President of the Company's Detection Systems International, Inc. subsidiary and was named President of Radionics, Inc. on February 13, 1996. Mr. Behlke has been employed by the Company in various engineering positions since 1977 and was promoted in May 1995 to Vice President.

The Company's Proxy Statement for the 1997 Annual Meeting of
Shareholders contains the other information required by Item 10 of Form 10-K. That information is incorporated by reference to this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

The "Executive Compensation" section of the Company's Proxy
Statement for its 1997 Annual Meeting of Shareholders contains the information required by Item 11, and is incorporated by reference to this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The Company has stock purchase agreements with Messrs.
Kostusiak and Lederer which could in the future result in a change of control of the registrant. These agreements are included in Exhibit 10 of this Form 10-K.

The Company's Proxy Statement for its 1997 Annual Meeting of
Shareholders contains the information required by Item 12, and is incorporated by reference to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's Proxy Statement for its 1997 Annual Meeting of
Shareholders contains the information required by Item 13, and is incorporated by reference to this Form 10-K.


                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

(a)(I)
and (2)        The required financial statements and
               schedules are contained herein or as exhibits.

(a)(3)         See Exhibit Index attached to this Report on
               Form 10-K.

(b) There were no Form 8-K filings during the last quarter of the period covered by this report

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DETECTION SYSTEMS, INC.
                                   (Registrant)



Date:  June 27, 1997               By: /s/ Karl H. Kostusiak
                                   Karl H. Kostusiak
                                   President


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                  Date
---------                -----                  -----

/s/ Karl H. Kostusiak    President and Director June 27, 1997
Karl H. Kostusiak        (Principal Executive
                         Officer)

/s/ Frank J. Ryan        Vice President         June 27, 1997
Frank J. Ryan
Secretary/Treasurer
                         (Principal Financial
                         Officer and Principal
                         Accounting Officer)

Donald R. Adair          Director

Mortimer B. Fuller, III  Director

David B. Lederer         Director


By: s/s Karl H. Kostusiak, Attorney-in-Fact     June 27, 1997
Karl H. Kostusiak

                         EXHIBIT INDEX


Item     Exhibits                     Location
No.
2(a)  Definitive Stock          Incorporated by reference as
      Purchase                  Exhibit 2 to the Company's
      Agreement, dated          Form 8K/A filed April 29,
      February 12, 1996, for    1996
      purchase of stock of
      Radionics, Inc.

2(b)  Asset Purchase            Included as Exhibit 2(b) of
      Agreement, dated July     this Annual Report on Form
      22, 1996, for the         10-K
      purchase of the assets
      of Senses
      International

2(c)  Stock Purchase            Incorporated by reference as
      Agreement, dated May      Exhibit 2-1 to the Company's
      7, 1997, for the          Form-8K filed May 21, 1997
      purchase of the stock
      of Digital Audio
      Limited

3(a)  Detection Systems,        Included as Exhibit 3(a) of
      Inc. Certificate of       this Annual Report on Form
      Incorporation             10-K

3(b)  Detection Systems,        Included as Exhibit 3(b) of
      Inc.                      this Annual Report on Form
      By-Laws as amended        10-K

4     Rights of Holders of      Incorporated by reference to
      common                    Exhibit 4 of the Company's
      stock - 1981 plan         1993 Annual Report on Form
                                10-K

10    Non-employee director     Incorporated by reference to
(a)   stock                     Exhibit 10(a) of the
      option plan (warrant      Company's 1994 Annual Report
      plan)                     on Form 10-K

10    Medical reimbursement     Included as Exhibit 10(b) of
(b)   plan                      this Annual Report on Form
                                10-K

10    Employee stock            Incorporated by reference to
(c)   purchase plan             Exhibit 10 of the Company's
                                1994 Annual Report on Form
                                10-K

10    Fleet Amended &           Incorporated by reference to
(d)   Restated Credit           Exhibit 10(d) of the
      Facility Agreement        Company's 1996 Annual Report
      dated February 12,        on Form 10-K
      1996
10                              Included as Exhibit 10(d) of
(d)   Amended and Restated      this Annual Report on Form
      Credit Facility           10-K
      Agreement (Amendment
      #1) dated May 31, 1996

10    Amended and Restated      Included as Exhibit 10(d) of
(d)   Credit Facility           this Annual Report on Form
      Agreement (Amendment      10-K
      #2) dated February 13,
      1997

10    Deferred Compensation     Included as Exhibit 10(e) to
(e)   Plan and Deferred         this Annual Report on Form
      Bonus Plan, both          10-K
      amended January 1997.

10    1992 Restated Stock       Incorporated by reference to
(f)   Option                    Exhibit 22 of the Company's
      Plan                      1995 Annual Report on Form
                                10-K

10    Detection Systems,        Included as Exhibit 10(g) of
(g)   Inc. Executive Bonus      this Annual Report on Form
      Plan                      10-K

10    Executive employment      Incorporated by reference to
(h)   contract with Karl H.     Exhibit 10(h) of the
      Kostusiak.                Company's 1996 Annual Report
                                on Form 10-K

10    Executive employment      Incorporated by reference to
(i)   contract with David B.    Exhibit 10(i) of the
      Lederer.                  Company's 1996 Annual Report
                                on Form 10-K

10    Executive employment      Incorporated by reference to
(j)   contract with Lawrence    Exhibit 10 of the Company's
      R. Tracy.                 1995 Annual Report on Form
                                10-K.

10    ECI Amended License       Incorporated by reference to
(k)   and Mfg. Agreement &      Exhibit 10(k) of the
      Amendment No. 1           Company's 1996 Annual Report
                                on Form 10-K

10    Shareholders              Incorporated by reference to
(l)   Agreements w/             Exhibit 10 of the Company's
      ECI                       1994 Annual Report on Form
                                10-K

10    Stock Purchase            Included as Exhibit 10(n) of
(n)   Agreements with Karl      this Annual Report on Form
      H. Kostusiak and David    10-K
      B. Lederer

10    Joint Venture             Incorporated by reference to
(o)   Agreement for             Exhibit 10(o) of the
      Establishment of D.S.     Company's 1996 Annual Report
      First Systems             on Form 10-K
      (Beijing) Limited

11    Statement re:             Included as Exhibit 11 of
      Computation of Per        this Annual Report on Form
      Share Earnings            10-K

13    Excerpts from Annual      Included as Exhibit 13 of
      Report                    this Annual Report on Form
      to Security Holders       10-K

22    Proxy Statement           To be filed within 120 days
                                of the Company's fiscal year
                                end.

23    Consent of Independent    Included as Exhibit 23 of
      Accountants               this Annual Report on Form
                                10-K

24    Powers of Attorney        Included as Exhibit 24 of
                                this Annual Report on Form
                                10-K

27    Financial Data            Included as Exhibit 27 of
      Schedule                  this Annual Report on Form
                                10-K