Form 10-Q
period 1997-06-30
DETECTION SYSTEMS INC
filed 1997-08-15
CIK 28365

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997

                            OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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


As of August 13, 1997 there were outstanding 4,751,750 shares of the registrant's common stock, par value $.05 per share.

                  PART I FINANCIAL INFORMATION
            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             Consolidated Balance Sheet (Unaudited)

Assets                                June 30, 1997   Mar 31, 1997
Current assets:
Cash and cash equivalents                $2,906,543     $2,244,265
Accounts receivable, less allowance
  for doubtful accounts of $313,800      22,545,395     15,246,309
Inventories                              35,168,061     29,995,215
Income taxes receivable                     197,962              0
Deferred income tax charges               2,132,156      2,132,156
Prepaid expenses and other assets         1,613,582        883,137
                                         ----------     ----------
                                         64,563,699     50,501,082
                                         ----------     ----------
Fixed assets at cost                     28,704,758     25,247,291
  Less accumulated depreciation          16,108,609     13,999,120
                                         ----------     ----------
                                         12,596,149     11,248,171
Deferred income taxes                     3,046,200      3,046,200
Unallocated excess of purchase price
over net assets acquired                  4,908,862              0
Goodwill and other intangibles            2,836,186      2,942,626
Other assets                                753,241        537,772
                                         ----------     ----------
  Total Assets                          $88,704,337    $68,275,851
                                         ==========     ==========
Liabilities
Current liabilities:
Current portion of long term debt         1,668,884       $953,648
Current portion of capital lease
obligation                                  136,450        147,574
Short term borrowings                     1,545,454              0
Accounts payable                         18,388,899     12,259,380
Accrued payroll and benefits              2,849,158      2,818,487
Other accrued liabilities                 4,626,978      3,254,593
                                         ----------     ----------
                                         29,215,823     19,433,682

Obligations under capital leases             25,973         54,125
Other long term liabilities               3,976,068      2,924,975
Long term debt                           31,758,004     28,031,802
Redeemable common stock                   4,060,461              0

Shareholders' equity:
Common stock, par value $.05 per
 share; Authorized - 12,000,000
 shares; Issued - 4,745,051 shares
 at June 30, 1997, and 4,478,993
 shares at March 31, 1997                   226,165        223,950
Capital in excess of par value           10,149,258      9,448,917
Retained earnings                         9,739,524      8,594,306
                                         ----------     ----------
                                         20,114,947     18,267,173
Less - Treasury stock, at cost              (49,672)       (52,553)
  Notes receivable for stock               (377,937)      (378,373)
purchases
  Cumulative translation adjustment         (19,330)        (4,980)
                                          ----------     ----------
Total liabilities and shareholders
  equity                                  19,668,008    17,831,267
                                          ----------    ----------
                                         $88,704,337   $68,275,851
                                         ==========     ==========

        See accompanying notes to financial information.

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Income Statement
                           (Unaudited)

                                       June 30, 1997   June 30, 1996
For the Three Months Ended:            (Current Year)(Preceding Year)
                                      --------------  --------------
Net sales                                $28,207,788     $23,178,323

Costs and expenses:
 Production                              $17,555,932     $15,365,822
 Research and development                  2,084,958       1,759,931
 Marketing, administrative and
   general                                 6,181,557       4,691,654
                                          ----------      ----------
Total costs and expenses                 $25,822,447     $21,817,407

Operating Income                           2,385,341       1,360,916
Interest Income                               14,362          19,342
Interest expense                            (637,469)       (354,975)

Income before taxes                        1,762,234       1,025,283
Provision for taxes                          629,000         401,000
                                          ----------      ----------
Net income                                 1,133,234         624,283
                                          ==========      ==========

Retained earnings at beginning
  of period                                8,594,306       4,869,023
Amortization of redeemable
  common stock                                11,984               0
                                          ----------      ----------
Retained earnings at end of period         9,739,524       5,493,306
                                          ==========      ==========
Earnings per common and common
equivalent share                               $0.22           $0.13
                                                ====            ====

        (See accompanying notes to financial information)

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
        Consolidated Statement of Cash Flows (Unaudited)

For the Three Months Ended June 30,             1997            1996
Cash flows from operating                       ----            ----
  activities:
Net income                                 1,133,234         624,283
                                           ---------      ----------
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization              967,801         744,831
  Deferred compensation                      457,415          37,048
  Stock based compensation                    85,975
Gain on sale of land                        (205,000)

Changes in assets and liabilities:
  Accounts receivable                       (937,778)     (1,452,924)
  Inventories                                989,194        (367,450)
  Prepaid expenses and other assets         (641,538)       (189,607)
  Accounts payable                           242,736        (127,267)
  Accrued payroll and benefits              (109,412)        677,076
  Other accrued liabilities                 (126,100)        444,900
Income taxes receivable                     (985,669)        391,088
                                           ---------       ---------
  Total adjustments                         (262,376)        157,695
                                           ---------       ---------
 Net cash provided by operating
  activities                                 870,858         781,978

Cash flows from investing
  activities:
 Capital expenditures                     (1,062,147)       (500,811)
 Purchase of RAS                          (3,600,933)
                                           ---------      ----------
Net cash used in investing
   activities                             (4,663,080)       (500,811)

Cash flows from financing
  activities:
Proceeds from borrowings                   4,441,438         295,180
Principal payments on debt and
 capital lease obligations                   (78,476)       (473,033)
Common stock transactions, net               105,888         247,340
                                           ---------      ----------
 Net cash provided by financing
  activities                               4,468,850          69,487

Effect of exchange rates                     (14,350)

Net increase in cash and cash
 equivalents                                 662,278         350,654

Cash and cash equivalents at beginning
of period                                  2,244,265         913,716
Cash and cash equivalents at
  end of period                            2,906,543       1,264,370
                                           =========      ==========
Cash paid during the year for:
Interest                                     412,482         103,786
Income taxes                                 741,601           5,897

        See accompanying notes to financial information.

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    THREE-MONTH PERIOD ENDED
                          June 30, 1997
                           (Unaudited)


NOTE 1. GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim consolidated financial statements include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Cash flow statement - During the first quarter of fiscal 1998, the Company issued 221,738 and 34,121 shares of common stock in connection with the acquisitions of DA Systems and Seriee S.A., respectively (see Note 3).

New accounting standards - In February 1997, SFAS No. 128, "Earnings Per Share," was issued by the Financial Accounting Standards Board. SFAS No. 128 specified modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS No. 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares (e.g. stock options and warrants) if they are dilutive. SFAS No. 128 is effective for periods ending after December 15, 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with SFAS No. 128, for the quarters ended June 30, 1997 and 1996, basic pro forma earnings per share would have been $.23 and $.14, respectively, and pro forma diluted earnings per share would have been $.22 and $.13, respectively.

NOTE 2.  INVENTORIES

Major classifications of inventory follow:

                            June 30, 1997     March 31, 1997
                            -------------     --------------
Component Parts               $18,094,205        $19,457,368
Work In Process                 3,123,052          2,697,459
Finished Products              13,950,804          7,840,388
                               ----------         ----------
                              $35,168,061        $29,995,215
                               ==========         ==========

NOTE 3.  ACQUISITIONS

In May 1997, the Company acquired all of the outstanding stock of DA Systems, in exchange for 221,738 of its common stock. The shares are callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and may be put to the Company at that price after that date. The cost of this acquisition was approximately $4.0 million. DA Systems is a leading British manufacturer of security control equipment with annual net sales of approximately $10.8 million.

In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. of France, in exchange for 34,121 shares of its common stock, valued at approximately $.6 million. Seriee is a leading manufacturer of electronic control and communication equipment with annual net sales of approximately $6.3 million.

In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-Active Systems N.V.("RAS") of Belgium for approximately
$3.6 million in cash. RAS has the largest security equipment distribution network in Belgium with annual net sales of approximately $10 million.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee and RAS are included in the consolidated financial statements since the date of acquisition. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized.

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a leading supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to substantially expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made five acquisitions, opened sales offices in six countries and successfully established a manufacturing facility in China. The impact that the implementation of these strategies has had on the Company is demonstrated by an increase in the Company's net sales of 21.7% to $28.2 million in the three months ended June 30, 1997 from $23.2 million in the comparable period in 1996 and a corresponding increase in the Company's net income of 81.5% to $1.1 million from $624,000 for the same periods.

   The Company's acquisitions consisted of: (i) the purchase in February 1996 of Radionics which had annual net sales of approximately 43.1 million, (ii) the purchase in July 1996 of certain assets of Senses which had annual net sales of approximately $2.0 million, (iii) the purchase in May 1997 of DA Systems which had annual net sales of approximately $10.8 million, (iv) the purchase in June 1997 of Seriee which had annual net sales of approximately $6.3 million, and (v) the purchase in June 1997 of RAS which had annual net sales of approximately $10.0 million. These acquisitions had a significant impact on the comparative information for the three month periods ending June 30, 1996 and 1997 with respect to results of operations and as of March 31, 1997 and June 30, 1997 with respect to asset and liability balances. The acquisitions were funded by borrowings under a commercial credit facility and the issuance of the Company's common stock.

   In April 1995, the Company commenced development of a manufacturing facility in China which became operational in October 1995. This facility has significantly increased the manufacturing capacity of the Company. The Company has realized manufacturing efficiencies by transitioning to its China facility a portion of its domestic manufacturing operations, including substantially all of the manufacturing operations previously conducted by Radionics. The Company believes that these efficiencies, coupled with the volume generated by its expanded product catalog and sales network, may further enable it to reduce its unit manufacturing costs.

   The Company recognizes net sales upon shipment of products to customers. Production expenses include materials, direct labor and manufacturing overhead as well as an allocated portion of indirect overhead. Outgoing freight, customs and other costs associated with delivery of products to customers are classified under marketing, administrative and general expenses. Research and development expenses include costs associated with salaries and benefits for certain engineering employees, supplies, agency approvals, depreciation and occupancy, as well as charges for independent testing and independent contractors engaged for specific projects. Marketing, administrative and general expenses include costs related to the Company's sales efforts and corporate and general administrative functions, including costs of executive, administrative and sales personnel, marketing/selling supplies, advertising, depreciation and professional fees.

Results of Operations

   The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                            Fiscal Year Ended        Three Months
                            March 31                 Ended June 30,
                              1995   1996    1997    1996    1997

Net sales                   100.0%  100.0%  100.0%  100.0%  100.0%
Costs and expenses:
 Production                  60.7    66.9    64.2    66.3    62.2
 Research and development    11.9    11.2     8.0     7.6     7.4
 Purchased in-process
research
  and development                    22.3
 Marketing, administrative                   21.1    20.2    21.9
  and general                19.7    25.1
                             ----    ----    ----    ----    ----
Operating income (loss)       7.7   (25.5)    6.7     5.9     8.5
Interest income               0.3     0.8     0.2     0.0     0.0
Interest expense              0.5     0.8     1.7     1.5     2.3
                             ----    ----    ----    ----    ----
Income (loss) before
income                        7.5   (25.5)    5.2     4.4     6.2
  taxes
Provision (benefit) for
  income taxes                3.1    (6.7)    1.5     1.7     2.2
                             ----    ----    ----    ----    ----
 Net income (loss)            4.4%  (18.8)%   3.7%    2.7%    4.0%
                              ===   =====     ===     ===     ===

Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30, 1996

   The Company's net sales increased 21.7% to $28.2 million in the 1997 period from $23.2 million in the comparable period in 1996. The net sales of Senses and DA Systems, which were acquired in July 1996 and May 1997, respectively, accounted for $2.5 million of this increase. The remaining $2.5 million increase represents sales growth from existing operations.

   Production expenses increased 14.3% to $17.6 million in the 1997 period from $15.4 million in the comparable period in 1996. As a percentage of net sales, production expenses decreased to 62.2% in the 1997 period from 66.3% in the comparable period in 1996. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to manufacturing efficiencies achieved by further transitioning of domestic manufacturing to the Company's China facility during fiscal 1997 and the first quarter of fiscal 1998. The Company anticipates continued consolidation of its manufacturing operations during fiscal 1998 and 1999.

   Research and development expenses increased 18.5% to $2.1 million in the 1997 period from $1.8 million in the comparable period in 1996. As a percentage of net sales, research and development expenses decreased to 7.4% in the 1997 period from 7.6% in the comparable period in 1996. The increase in research and development expenses was primarily due to the addition of DA Systems and Senses research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to savings achieved from the continued consolidation of certain research and development efforts of Radionics and the Company.

   Marketing, administrative and general expenses increased 31.8% to $6.2 million in the 1997 period from $4.7 million in the comparable period in 1996. As a percentage of net sales, marketing, administrative and general expenses increased to 21.9% in the 1997 period from 20.2% in the comparable period in 1996. The increase in marketing, administrative and general expenses was primarily due to additional marketing related to acquisitions and international marketing efforts which, in turn, increased marketing, administrative and general expenses as a percentage of net sales.

   Interest expense increased to $637,000 in the 1997 period from $355,000 in the comparable period in 1996. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of the Radionics manufacturing operations to the Company's China facility. Interest income decreased to $14,000 in the 1997 period from $19,000 in the comparable period in 1996.

   Income before income taxes increased 71.9% to $1.8 million in the 1997 period from $1.0 million in the comparable period in 1996. This improvement was due to the factors described above.

   The Company's effective income tax rate for the 1997 period was 35.7% compared to 39.1% for the comparable period in 1996. The lower effective rate for the 1997 period reflects the benefits of certain lower foreign income tax rates associated with the source of the Company's income during such period. This rate is higher than the annual rate of 29.0% for fiscal 1997 due to the source of pretax income among domestic and international entities.


Liquidity and Capital Resources

   The Company considers liquidity to be its ability to meet its long- and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated by the Company's operating activities and cash reserves. Since the 1995 implementation of the Company's strategy designed to enhance its product offerings, manufacturing capacity and international operations, particularly its acquisitions and the development of the China facility, the Company has required external sources of financing to satisfy its liquidity needs.

   Three Months Ended June 30, 1997. During the three months ended June 30, 1997, the Company's operating activities provided $.9 million of operating cash flow. Net income, depreciation and amortization provided $2.1 million, a decrease in inventories, excluding the impact of acquisitions, provided $1.0 million and an increase in accounts payable provided $.2 million. Increases in prepaid expenses and other assets, accounts receivable and income taxes receivable used $.6 million, $.9 million and $1.0 million of operating cash flow, respectively, and other account changes provided $.1 million of operating cash flow.

   During the three months ended June 30, 1997, cash used for investing activities was $4.7 million and was utilized for the acquisition of RAS and capital expenditures, primarily for tooling of fixtures for both new products as well as moving existing products to lower cost, offshore suppliers.

   During the three months ended June 30, 1997, cash flows provided by financing activities were $4.5 million, primarily representing proceeds from borrowings to finance the acquisition of RAS.

   Capital Resources. On June 30, 1997, the Company had cash balances of $2.9 million. On that date, the Company had a $17.0 million revolving credit facility under which it had borrowed $15.7 million. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage, and matures on July 31, 1998.

   The Company expects to continue its pursuit of acquisitions and the development of new products and markets. The Company has budgeted $3.0 million for capital expenditures during fiscal 1998, excluding any amounts required for acquisitions. These expenditures will include continued investment in facilities and equipment necessary to produce and market its security detection, fire detection, security, fire and access control products as well as certain new products. The Company also plans to continue its efforts to market its products internationally.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

       Not applicable


Item 5.  Other matters


Item 6.  Exhibits and Reports for Form 8-K.

       A. Exhibits

          See Exhibit Index

       B. Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DETECTION SYSTEMS, INC.
                                   Registrant

DATE:  August 15, 1997             By: /s/ Karl H. Kostusiak
                                   Karl H. Kostusiak, President


                                   By: /s/ Frank J. Ryan
                                   Frank J. Ryan, Vice President,
                                   Secretary and Treasurer
                                   (Chief Financial & Accounting
                                   Officer)

                          EXHIBIT INDEX

3 (a)     Detection Systems, Inc. Certification of
          Incorporation, as amended, are incorporated by reference to Exhibit 3(a) to the Company's 1997
          Annual Report on Form 10-K.

3 (b) Detection Systems, Inc. By-laws, as amended, are incorporated by reference to Exhibit 3(b) to the Company's 1997 Annual Report on Form 10-K.

10 (a) Executive Employment Agreement with Karl H. Kostusiak is included as Exhibit 10(a) of this Interim Report on Form 10-Q.

10 (b) Executive Employment Agreements with David B. Lederer are included as Exhibit 10(b) of this Interim Report on Form 10-Q.

(11) Statement regarding computation of per share earnings is included as Exhibit 11 of this Interim Report on Form 10-Q.

(27) Financial data schedule is included as Exhibit 27 to the electronic Edgar filing of this Interim Report on Form 10-Q.