Form 10-Q/A
period 1997-06-30
DETECTION SYSTEMS INC
filed 1997-08-19
CIK 28365

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q/A

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
             Consolidated Balance Sheet (Unaudited)

Assets                                June 30, 1997   Mar 31, 1997
Current assets:
Cash and cash equivalents                $2,906,543     $2,244,265
Accounts receivable, less allowance
  for doubtful accounts of $313,800      22,545,395     15,246,309
Inventories                              35,168,061     29,995,215
Income taxes receivable                     197,962              0
Deferred income tax charges               2,132,156      2,132,156
Prepaid expenses and other assets         1,613,582        883,137
                                         ----------     ----------
                                         64,563,699     50,501,082
                                         ----------     ----------
Fixed assets at cost                     28,704,758     25,247,291
  Less accumulated depreciation          16,108,609     13,999,120
                                         ----------     ----------
                                         12,596,149     11,248,171
Deferred income taxes                     3,046,200      3,046,200
Unallocated excess of purchase price
over net assets acquired                  4,908,862              0
Goodwill and other intangibles            2,836,186      2,942,626
Other assets                                753,241        537,772
                                         ----------     ----------
  Total Assets                          $88,704,337    $68,275,851
                                         ==========     ==========
Liabilities
Current liabilities:
Current portion of long term debt         1,668,884       $953,648
Current portion of capital lease
obligation                                  136,450        147,574
Short term borrowings                     1,545,454              0
Accounts payable                         18,388,899     12,259,380
Accrued payroll and benefits              2,849,158      2,818,487
Other accrued liabilities                 4,626,978      3,254,593
                                         ----------     ----------
                                         29,215,823     19,433,682

Obligations under capital leases             25,973         54,125
Other long term liabilities               3,976,068      2,924,975
Long term debt                           31,758,004     28,031,802
Redeemable common stock                   4,060,461              0

Shareholders' equity:
Common stock, par value $.05 per
 share; Authorized - 12,000,000
 shares; Issued - 4,745,051 shares
 at June 30, 1997, and 4,478,993
 shares at March 31, 1997                   226,165        223,950
Capital in excess of par value           10,149,258      9,448,917
Retained earnings                         9,739,524      8,594,306
                                         ----------     ----------
                                         20,114,947     18,267,173
Less - Treasury stock, at cost              (49,672)       (52,553)
  Notes receivable for stock               (377,937)      (378,373)
purchases
  Cumulative translation adjustment         (19,330)        (4,980)
                                          ----------    ----------
                                          19,668,008    17,831,267
                                          ----------    ----------
Total liabilities and shareholders
  equity                                 $88,704,337   $68,275,851
                                          ==========    ==========

        (See accompanying notes to financial statements)

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
   Consolidated Statement of Operations and Retained Earnings
                           (Unaudited)

                                       June 30, 1997   June 30, 1996
For the Three Months Ended:            (Current Year)(Preceding Year)
                                      --------------  --------------
Net sales                                $28,207,788     $23,178,323

Costs and expenses:
 Production                              $17,555,932     $15,365,822
 Research and development                  2,084,958       1,759,931
 Marketing, administrative and
   general                                 6,181,557       4,691,654
                                          ----------      ----------
Total costs and expenses                 $25,822,447     $21,817,407

Operating Income                           2,385,341       1,360,916
Interest Income                               14,362          19,342
Interest expense                            (637,469)       (354,975)
                                          ----------      ----------
Income before taxes                        1,762,234       1,025,283
Provision for taxes                          629,000         401,000
                                          ----------      ----------
Net income                                 1,133,234         624,283
                                          ==========      ==========

Retained earnings at beginning
  of period                                8,594,306       4,869,023
Amortization of redeemable
  common stock                                11,984               0
                                          ----------      ----------
Retained earnings at end of period         9,739,524       5,493,306
                                          ==========      ==========
Earnings per common and common
equivalent share                               $0.22           $0.13
                                                ====            ====

        (See accompanying notes to financial statements)

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

        (See accompanying notes to financial statements)

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


Item 4.   Submission of Matters to a Vote of Security Holders.

       Not applicable


Item 5.  Other matters


Item 6.  Exhibits and Reports for Form 8-K.

       A. Exhibits

          See Exhibit Index

       B. Reports on Form 8-K

          On May 21, 1997, a Form 8-K was filed under Item 5, related to the Registrant's acquisition of all of the outstanding stock of Digital Audio Limited from Numerex Corp. on May 7, 1997. No financial reports were included with this report.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DETECTION SYSTEMS, INC.
                                   Registrant

DATE:  August 18, 1997             By: /s/ Karl H. Kostusiak
                                   Karl H. Kostusiak, President


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