Form 10-Q
period 1997-09-30
DETECTION SYSTEMS INC
filed 1997-11-14
CIK 28365

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997

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

                  ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.    Yes   X      No _____


As of November 12, 1997 there were outstanding 6,098,514 shares of the registrant's common stock, par value $.05 per share.



                  PART I FINANCIAL INFORMATION
            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             Consolidated Balance Sheet (Unaudited)

Assets                               Sept. 30, 1997   March 31, 1997
Current assets:
Cash and cash equivalents               $ 5,436,013      $ 2,244,265
Accounts receivable, less
allowance for doubtful accounts
of $325,400 and  $313,800,
respectively                             23,036,151       15,246,309

Inventories                              32,384,557       29,995,215
Deferred income tax charges               2,199,638        2,132,156
Prepaid expenses and other assets         1,498,563          883,137
                                         ----------       ----------
                                         64,554,922       50,501,082
                                         ----------       ----------
Fixed assets                             11,656,505       11,248,171

Deferred income taxes                     3,046,200        3,046,200
Unallocated excess of purchase
price over net assets acquired            2,219,535
Goodwill and other intangibles            2,729,746        2,942,626
Other assets                                957,357          537,772
                                         ----------       ----------
  Total Assets                          $85,164,265      $68,275,851
                                         ==========       ==========
Liabilities
Current liabilities:
Current portion of long
  term debt                             $ 2,486,868      $   953,648
Current portion of capital lease
obligation                                   52,188          147,574
Short term borrowings                       715,277                0
Accounts payable                         12,828,086       12,259,380
Accrued payroll and benefits              2,948,001        2,818,487
Other accrued liabilities                 2,316,308        3,254,593
                                         ----------       ----------
                                         21,346,728       19,433,682

Obligations under capital
  leases                                     25,750           54,125
Other long term liabilities               3,206,947        2,924,975
Long term debt                           15,365,890       28,031,802


Shareholders' equity:
Common stock, par value $.05 per
share; Authorized - 12,000,000
shares; Issued - 6,098,927 shares
at September 30, 1997, and
4,478,993 shares at March 31,
1997                                        293,296          223,950
Capital in excess of par value           34,641,098        9,448,917
Retained earnings                        10,804,414        8,594,306
                                         ----------       ----------
                                         45,738,808       18,267,173
Less - Treasury stock, at cost              (49,672)         (52,553)
  Notes receivable for stock
    purchases                              (320,780)        (378,373)
  Cumulative translation
    adjustment                             (149,406)          (4,980)
                                         ----------       ----------
                                         45,218,950       17,831,267
                                         ----------       ----------
Total liabilities and
shareholders' equity                    $85,164,265      $68,275,851
                                         ==========       ==========

        (See accompanying notes to financial statements)


            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
   Consolidated Statement of Operations and Retained Earnings
                           (Unaudited)

                                    Sept. 30, 1997    Sept. 30, 1996
For the Three Months Ended:         (Current Year)  (Preceding Year)
                                        ----------       -----------
Net sales                              $34,463,093       $24,865,642

Costs and expenses:
 Production                             23,108,374        16,577,368
 Research and development                2,202,994         1,997,484
 Marketing, administrative and           6,860,470         4,778,247
general
                                        ----------        ----------
Total costs and expenses                32,171,838        23,353,099

Operating income                         2,291,255         1,512,543
Interest income                              2,376             8,784
Interest expense                          (816,831)         (512,838)
Other income                                23,090            23,643
                                        ----------        ----------
Income before taxes                    $ 1,499,890       $ 1,032,132
Provision for taxes                        435,000           238,000
                                        ----------        ----------
Net income                               1,064,890           794,132
                                        ==========        ==========

Retained earnings at beginning of
  period                                 9,739,524         5,493,305

Retained earnings at end of
  period                               $10,804,414       $ 6,287,437
                                        ==========        ==========
Earnings per common and common
equivalent share                             $0.20             $0.17
                                              ====              ====

        (See accompanying notes to financial information)


            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Income Statement(Unaudited)

For the Six Months Ended:           Sept. 30, 1997    Sept. 30, 1996
                                    (Current Year)  (Preceding Year)
                                      ------------     -------------

Net Sales                              $62,670,881       $48,043,965

Costs and expenses:
 Production                             40,664,306        31,943,190
 Research and development                4,287,952         3,757,415
  Marketing, administrative and
general                                 13,247,027         9,469,901
                                        ----------        ----------

Total costs and expenses                58,199,285        45,170,506

Operating income                         4,471,596         2,873,459
Interest income                              6,030            28,126
Interest expense                        (1,454,300)         (867,813)
Other income                               238,798            23,643
                                        ----------        ----------

Income before taxes                      3,262,124         2,057,415

Provision for taxes                      1,064,000           639,000
                                        ----------        ----------

Net income                             $ 2,198,124       $ 1,418,415
                                        ----------        ----------

Retained earnings at beginning of
  period                                 8,594,306         4,869,022

Amortization of redeemable common
  stock                                     11,984

Retained earnings at end of period     $10,804,414       $ 6,287,437
                                        ==========         =========

Earnings per common and common
equivalent share                             $0.42             $0.31
                                              ====              ====


        (See accompanying notes to financial information)



            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
        Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended September 30,              1997         1996
Cash Flows from Operating Activities:               ----         ----
Net income                                    $2,198,124   $1,418,415
                                               ---------   ----------
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                2,270,984    1,361,051
  Gain on sale of land                          (205,000)
  Stock based compensation                        85,975     (107,000)
Deferred compensation                            457,415      143,925

  Changes in operating assets and
    liabilities:
  Accounts receivable                         (1,428,534)  (2,721,258)
  Inventories                                  3,772,698   (3,363,358)
  Income tax receivable                         (855,189)    (251,009)
  Prepaid expenses and other assets           (1,042,635)  (1,086,466)
  Accounts payable                            (3,781,065)   2,827,413
  Accrued payroll and benefits                   (10,569)     753,866
Other accrued liabilities                     (2,921,989)     (56,835)
                                               ---------    ---------
  Total adjustments                           (3,657,909)  (2,499,671)
                                               ---------    ---------
 Net cash used in operating
  activities                                  (1,459,785)  (1,081,256)

Cash Flows from Investing Activities:
Proceeds from sale of land                       312,000
Capital expenditures                          (1,319,246)  (1,025,943)
Purchase of companies, net of cash
 acquired                                     (6,816,052)
                                               ---------   ----------
Net cash used in investing activities         (7,823,298)  (1,025,943)

Cash Flows from Financing Activities:
Proceeds from borrowings                       6,718,198    2,573,700
Proceeds from issuance of common stock        24,258,745
Principal payments on long-term debt and
capital lease obligations                    (18,844,028)    (497,544)
Common stock transactions                        474,358      410,380
Amortization of redeemable common stock
                                                  11,984
                                               ---------   ----------
Net cash provided by financing
  activities                                  12,619,257    2,486,536
Effect of exchange rate changes                 (144,426)
                                               ---------   ----------
Net increase in cash and cash
  equivalents                                  3,191,748      379,337
Cash and cash equivalents at beginning
 of period                                     2,244,265      913,716

Cash and cash equivalents at end of
  period                                      $5,436,013   $1,293,053
                                               =========    =========
Cash paid during the year for:
Interest                                      $1,113,000     $484,400
Income taxes                                  $1,576,600     $567,300

Noncash transactions:
 The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

        (See accompanying notes to financial information)


            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL INFORMATION
                THREE AND SIX MONTH PERIODS ENDED
                       September 30, 1997
                           (Unaudited)


NOTE 1. GENERAL

The accompanying unaudited interim consolidated financial information has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited interim consolidated financial information include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial information prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. The financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Cash flow statement - During the first quarter of fiscal 1998, the Company issued 221,738 and 34,121 shares of common stock in connection with the acquisitions of DA Systems and Seriee S.A., respectively. The Company repurchased the 221,738 shares issued in connection with the acquisition of DA Systems during the second quarter of fiscal 1998 (see note 3).

New accounting standards - In February 1997, SFAS No. 128, "Earnings Per Share," was issued by the Financial Accounting Standards Board. SFAS No. 128 specified modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS No. 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding and other potential common shares (e.g. stock options and warrants) if they are dilutive. SFAS No. 128 is effective for periods ending after December 15, 1997 and will be adopted at that time. Had the Company calculated earnings per share in accordance with SFAS No. 128 for the three and six months ended September 30, 1997 and 1996, such earnings per share data would not have been significantly different from the Company's current earnings per share disclosures.


NOTE 2.  INVENTORIES

Major classifications of inventory follow:

                              Sept. 30, 1997      March 31, 1997
                               -------------      --------------
Component Parts                  $15,364,767         $19,457,368
Work In Process                      948,519           2,697,459
Finished Products                 16,071,271           7,840,388
                                  ----------          ----------
                                 $32,384,557         $29,995,215
                                  ==========          ==========



NOTE 3.  ACQUISITIONS

In May 1997, the Company acquired all of the outstanding stock of DA Systems, in exchange for 221,738 of its common stock. The shares are callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and could be put to the Company at that price after that date. The Company exercised its call option to repurchase these shares in connection with the issuance of common stock in September 1997. The cost of this acquisition was approximately $4.0 million. DA Systems is a leading British manufacturer of security control equipment with annual net sales of approximately $10.8 million.

In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. of France, in exchange for 34,121 shares of its common stock, valued at approximately $0.6 million. Seriee is a leading manufacturer of electronic control and communication equipment with annual net sales of approximately $6.3 million.

In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-Active Systems N.V.("RAS") of Belgium for approximately
$3.6 million in cash. RAS has the largest security equipment distribution network in Belgium with annual net sales of approximately $10 million.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee and RAS are included in the consolidated financial information since the date of acquisition. The financial information reflects the preliminary allocation of purchase price as the purchase price allocation has not been finalized.


Note 4.  ISSUANCE OF COMMON STOCK

In September 1997, the Company sold 1,325,000 shares of common stock at $20 per share in a public offering. Expenses associated with this offering of approximately $2,333,500 were net against proceeds and reflected as a reduction of capital in excess of par value. The Company granted the underwriters a 30-day option to purchase up to 231,750 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments. This option was exercised in October 1997.

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a leading supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to substantially expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made five acquisitions, opened sales offices in six countries and successfully established a manufacturing facility in China. The impact that the implementation of these strategies has had on the Company is demonstrated by an increase in the Company's net sales of 30.4% to $62.7 million in the six months ended September 30, 1997 from $48.0 million in the comparable period in fiscal 1997 and a corresponding increase in the Company's net income of 55.0% to $2.2 million from $1.4 million for the same periods.

   The Company's acquisitions consisted of: (i) the purchase in February 1996 of Radionics which had annual net sales of approximately $43.1 million, (ii) the purchase in July 1996 of certain assets of Senses International, Inc. which had annual net sales of approximately $2.0 million, (iii) the purchase in May 1997 of DA Systems which had annual net sales of approximately $10.8 million, (iv) the purchase in June 1997 of Seriee which had annual net sales of approximately $6.3 million and (v) the purchase in June 1997 of RAS which had annual net sales of approximately $10.0 million. These acquisitions had a significant impact on the comparative financial information for the three and six month periods ending September 30, 1997 and 1996. The acquisitions were funded by borrowings under a commercial credit facility and the issuance of the Company's common stock.

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

Results of Operations

   The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                      Fiscal Year Ended    Three Months      Six Months
                              March 31,     Ended Sept.  Ended Sept. 30,
                                                    30,
                           1997    1996    1997    1996    1997    1996

Net sales               100.0%   100.0%  100.0%  100.0%  100.0%  100.0%
Costs and expenses:
 Production              64.2     66.9    67.1    66.7    64.9    66.5
 Research and
  development             8.0     11.2     6.4     8.0     6.8     7.8
 Marketing,
  administrative
  and general            21.1     25.1    19.9    19.2    21.1    19.7
 Purchased in-process
research and
  development                     22.3
                         ----     ----    ----    ----    ----    ----
Operating income (loss)   6.7    (25.5)    6.6     6.1     7.1     6.0
Interest income           0.2      0.8     0.0     0.0     0.0     0.0
Interest expense          1.7      0.8     2.2     1.9     2.3     1.7
Other Income              0.0      0.0     0.0     0.0     0.4     0.0
                         ----     ----    ----    ----    ----    ----
Income (loss) before
income taxes              5.2    (25.5)    4.4     4.2     5.2     4.3
Provision (benefit) for
  income taxes            1.5     (6.7)    1.3     1.0     1.7     1.3
                         ----     ----    ----    ----    ----    ----
 Net income (loss)        3.7%   (18.8)%   3.1%    3.2%    3.5%    3.0%
                         ====    =====    ====    ====    ====    ====


Three Months Ended September 30, 1997 Compared to Three Months
Ended September 30, 1996

   The Company's net sales increased 38.6% to $34.5 million in the fiscal 1998 period from $24.9 million in the comparable period in fiscal 1997. The net sales of DA Systems, RAS and Seriee, which were acquired in the first quarter of fiscal 1997, accounted for $6.8 million of this increase. The remaining $2.8 million increase represents sales growth from existing operations.

   Gross margins decreased to 32.9% in the fiscal 1998 period from 33.3% reported in the comparable year ago period. Gross margins were negatively impacted by the results of the three companies acquired in the first fiscal quarter of 1998.

   Production expenses increased 39.4% to $23.1 million in the fiscal 1998 period from $16.6 million in the comparable period in 1997. As a percentage of net sales, production expenses increased to 67.1% in the fiscal 1998 period from 66.7% in the comparable period in fiscal 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The increase in production expenses as a percentage of net sales was impacted by inefficiencies in the Company's management information ("MIS") system and associated production planning, purchasing and traffic management systems, which made it difficult for the Company to control worldwide part, inventory and freight given increasing demand for its products. To correct this problem, the Company has implemented an integrated MIS system for all manufacturing locations. The benefits associated with this change may not be fully appreciated immediately as there may be a transition period before the benefits of this change are fully realized. The increase in production expenses was also impacted by the addition of lower margin sales from the three recent acquisitions. The Company still believes that there is a long term opportunity to achieve 40% gross margin after all operations are achieving their individual operating efficiency objectives since a significant portion of the Company's catalog is proprietary with unique performance features.

   Research and development expenses increased 10.3% to $2.2 million in the fiscal 1998 period from $2.0 million in the comparable period in fiscal 1997. As a percentage of net sales, research and development expenses decreased to 6.4% in the fiscal 1998 period from 8.0% in the comparable period in fiscal 1997. The increase in research and development expenses was primarily due to the addition of DA Systems and Seriee research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to savings achieved from the continued consolidation of certain research and development efforts of Radionics and the Company.

   Marketing, administrative and general expenses increased 43.6% to $6.9 million in the fiscal 1998 period from $4.8 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 19.9% in the fiscal 1998 period from 19.2% in the comparable period in fiscal 1997. This increase was primarily due to additional marketing related to acquisitions and international marketing efforts which, in turn, increased marketing, administrative and general expenses as a percentage of net sales.

   Interest expense increased to $0.8 million in the fiscal 1998 period from $0.5 million in the comparable period in fiscal 1997. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of manufacturing operations to the China facility.

   Income before taxes increased 45.3% to $1.5 million in the fiscal 1998 period from $1.0 million in the comparable period in fiscal 1997. This improvement was due to the factors described above.

   The Company's effective income tax rate for the fiscal 1998 period was 29.0% compared to 23.1% for the comparable period in fiscal 1997. The higher effective rate is due to the source of pretax income among domestic and international entities and is consistent with the annual rate of 29.0% for fiscal 1997.


Six Months Ended September 30, 1997 Compared to Six Months Ended
September 30, 1996

   The Company's net sales increased 30.4% to $62.7 million in the fiscal 1998 period from $48.0 million in the comparable period in fiscal 1997. The net sales of DA Systems, RAS and Seriee which were acquired in the first fiscal quarter of fiscal 1998, accounted for $9.1 million of this increase. The remaining $5.5 million increase represents sales growth from existing operations.

   Gross margins improved to 35.1% in the fiscal 1998 period from 33.5% reported in the comparable year ago period. Gross margins were negatively impacted by the results of the three companies acquired in the first fiscal quarter of 1998.

   Production expenses increased 27.3% to $40.7 million in the fiscal 1998 period from $31.9 million in the comparable period in fiscal 1997. As a percentage of net sales, production expenses decreased to 64.9% in the fiscal 1998 period from 66.5% in the comparable period in fiscal 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to manufacturing efficiencies achieved by further transitioning of domestic manufacturing to the Company's China facility and inefficiencies associated with the Company's management information ("MIS") system and associated production planning, purchasing and traffic management systems, which made it difficult for the Company to control worldwide part, inventory and freight given increasing demand for its products. To correct this problem, the Company has implemented an integrated MIS system for all manufacturing locations. The benefits associated with this change may not be fully appreciated immediately as there may be a transition period before the benefits of this change are fully realized. The Company still believes that there is a long term opportunity to achieve 40% gross margin after all operations are achieving their individual operating efficiency objectives since a significant portion of the Company's catalog is proprietary with unique performance features.

   Research and development expenses increased 14.1% to $4.3 million in the fiscal 1998 period from $3.8 million in the comparable period in fiscal 1997. As a percentage of net sales, research and development expenses decreased to 6.8% in the fiscal 1998 period from 7.8% in the comparable period in fiscal 1997. The increase in research and development expenses was primarily due to the addition of DA Systems' and Seriee's research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to savings achieved from the continued consolidation of certain research and development efforts of Radionics and the Company.

   Marketing, administrative and general expenses increased 39.9% to $13.2 million in the fiscal 1998 period from $9.5 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 21.1% in the fiscal 1998 period from 19.7% in the comparable period in 1996.

   Interest expense increased to $1.5 million in the fiscal 1998 period from $0.8 million in the comparable period in fiscal 1997. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of a portion of the Company's manufacturing operations to the China facility.

   Income before taxes increased 58.6% to $3.3 million in the fiscal 1998 period from $2.1 million in the comparable period in fiscal 1997. This improvement was due to the factors described above.

   The Company's effective income tax rate for the fiscal 1998 period was 32.6% compared to 31.1% for the comparable period in fiscal 1997. The higher effective rate reflects a shift in the source of pretax income between domestic and international entities.

Liquidity and Capital Resources

   The Company considers liquidity to be its ability to meet its long- and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated from the Company's operating activities and cash reserves. Since the 1995 implementation of the Company's strategy designed to enhance its product offerings, manufacturing capacity and international operations, particularly its acquisitions and the development of the China facility, the Company has required external sources of financing to satisfy its liquidity needs.

   Six Months Ended September 30, 1997. During the six months ended September 30, 1997, the Company's operating activities used
$1.5 million of operating cash flow. Net income, depreciation and amortization provided $4.5 million, a decrease in inventories, excluding the impact of acquisitions, provided $3.8 million and a decrease in accounts payable, excluding the impact of acquisitions, used $3.8 million. Increases in prepaid expenses and other assets, accountsreceivable and income taxes receivable used $1.0 million, $1.4 million and $0.9 million of operating cash flow, respectively, and other account changes used $2.6 million of operating cash flow.

   During the six months ended September 30, 1997, cash used for investing activities was $7.8 million and was utilized for the acquisition of RAS, DA Systems and capital expenditures, primarily for tooling of fixtures for both new products as well as moving existing products to lower cost, offshore suppliers.

   During the six months ended September 30, 1997, cash flows provided by financing activities were $12.6 million, primarily representing proceeds from issuance of common stock.

   Capital Resources. On September 30, 1997, the Company had cash balances of $5.4 million. On that date, the Company had $17.0 million available under a revolving credit facility. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage, and matures on July 31, 1998.

     During September 1997, the Company sold 1,325,000 shares of common stock at $20 per share. Expenses of approximately $2,333,500 were net against proceeds. The Company granted the underwriters a 30-day option to purchase up to 231,750 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments. This option was exercised in October 1997.

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

   Year 2000 Issues. The Company does not believe that Year 2000 issues will significantly affect future financial results.

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


                              DETECTION SYSTEMS, INC.
                              Registrant


DATE:  November 14, 1997      /s/ Karl H. Kostusiak
                              Karl H. Kostusiak, President



                              /s/ Frank J. Ryan
                              Frank J. Ryan, Vice President,
                              Secretary and Treasurer
                              (Chief Financial Officer)










































                    PART II OTHER INFORMATION


Item 1.  Legal Proceedings

       Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders.

       At the Annual Meeting of Shareholders held on August 20,
       1997, the following individuals were elected to the Board of Directors:

        Nominated Director             FOR   WITHHELD   ABSTAINED
        ------------------      ---------- ----------  ----------
        Donald R Adair           4,158,034     28,181           0
        Mortimer B Fuller III    4,162,865     23,350           0
        Karl H Kostusiak         4,162,902     23,313           0
        David B Lederer          4,162,902     23,313           0
        Edward C McIrvine        4,162,452     23,763           0

       The following proposals were also approved:

                                         FOR  WITHHELD   ABSTAINE
                                                                D
                                   ---------  --------   --------
                                                                -
        Ratify the appointment
        of Price Waterhouse as
        independent auditors for
        the fiscal year ending
        March 31, 1998.            4,163,337     9,218     13,660

                                         FOR  WITHHELD   ABSTAINE
                                                                D
                                   ---------  --------   --------
                                                                -
        Approval of the 1997
        Stock Option Plan
        effective August 20,       2,792,663   214,752   1,178,80
        1997.                                                   0



Item 5.  Other matters

       In September 1997, the Company sold 1,325,000 shares of common stock at $20 per share in a public offering. Expenses associated with this offering of approximately $2,333,500 were net against proceeds and reflected as a reduction of capital in excess of par value. The Company granted the underwriters a 30-day option to purchase up to 231,750 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments. This option was exercised in October 1997.


Item 6.  Exhibits and Reports for Form 8-K.

       A. Exhibits

          See Exhibit Index

       B.   Reports on Form 8-K

         On May 21, 1997, a Form 8-K was filed under Item 5, related to the Registrant's acquisition of all of the outstanding stock of DA Systems from Numerex Corp. on May 7, 1997. No financial reports were included with this report.
                          EXHIBIT INDEX

3 (a)     Detection Systems, Inc. Certification of
           Incorporation, as amended, are incorporated by reference to Exhibit 3(a) to the Company's 1997
           Annual Report on Form 10-K.

3 (b)     Detection Systems, Inc. By-laws, as amended, are
           incorporated by reference to Exhibit 3(b) to the Company's 1997 Annual Report on Form 10-K.

10 (a)    Executive Employment Agreement with Karl H. Kostusiak
           is incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended 6/30/97.

10 (b)    Executive Employment Agreements with David B. Lederer
           are incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended 6/30/97.

(11)      Statement regarding computation of per share earnings
           is included as Exhibit 11 of this Quarterly Report on Form 10-Q.

(27)      Financial data schedule is included as Exhibit 27 to
           the electronic Edgar filing of this Interim Report on Form 10-Q.
































                           Exhibit 11

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES

         Consolidated Computation of Earnings Per Common
                   And Common Equivalent Share


For the Three Months Ended:                            Sept. 30, 1997
                                                       --------------

Net Income                                                 $1,064,890
                                                            =========

Weighted average number of shares                           4,831,166
Common Stock equivalent due to assumed exercise
  of stock options and warrants and deferred
  compensation plan shares                                    604,521
                                                            ---------
                                                            5,435,687
                                                            =========

Earnings per common and common equivalent share                 $0.20
                                                                 ====


For the Six Months Ended:                              Sept. 30, 1997
                                                      ---------------
                                                                  ---

Net Income                                                 $2,198,124
 Plus:  amortization of redeemable stock                       11,984
                                                            ---------
Adjusted net income applicable to common stock              2,210,108
                                                            =========


Weighted average number of shares                           4,723,320
Common Stock equivalent due to assumed exercise
  of stock options and warrants and deferred
  compensation plan shares                                    594,897
                                                            ---------
                                                            5,318,217
                                                            =========

Earnings per common and common equivalent share                 $0.42
                                                                 ====