Form 10-Q
period 1997-12-30
DETECTION SYSTEMS INC
filed 1998-02-23
CIK 28365

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1997

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


As of February 20, 1998 there were outstanding 6,286,495 shares of the registrant's common stock, par value $.05 per share.

                  PART I FINANCIAL INFORMATION
            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheet

                                        Dec. 31, 1997  Mar. 31, 1997
                                          (Unaudited)
Assets
Current assets:
Cash and cash equivalents                 $ 7,128,288    $ 2,244,265
Accounts receivable, less allowance
for doubtful accounts of $563,400 and      23,428,292     15,246,309
$313,800, respectively
Inventories                                33,844,010     29,995,215
Deferred income tax charges                 2,173,715      2,132,156
Prepaid expenses and other assets           1,774,764        883,137
                                           ----------     ----------
                                           68,349,069     50,501,082
                                           ----------     ----------
Fixed assets                               11,746,215     11,248,171

Deferred income taxes                       3,046,420      3,046,200
Goodwill and other intangibles              4,975,111      2,942,626
Other assets                                  598,455        537,772
                                           ----------     ----------
  Total Assets                            $88,715,270    $68,275,851
                                           ==========     ==========

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long term debt         $ 2,935,971    $   953,648
Current portion of capital lease
  obligation                                   58,987        147,574
Short term borrowings                         684,000              0
Accounts payable                           14,467,732     12,259,380
Accrued payroll and benefits                1,315,461      2,818,487
Other accrued liabilities                   2,537,267      3,254,593
                                           ----------     ----------
                                           21,999,418     19,433,682

Obligations under capital leases               25,000         54,125
Other long term liabilities                 3,330,784      2,924,975
Long term debt                             14,650,644     28,031,802


Shareholders' equity:
Common stock, par value $.05 per
 share; Authorized - 12,000,000
 shares; Issued - 6,325,282 shares
 at December 31, 1997, and
 4,478,993 shares at March 31, 1997           316,221        223,950
Capital in excess of par value             42,601,283      9,448,917
Retained earnings                          10,210,540      8,594,306
                                           ----------     ----------
                                           53,128,044     18,267,173
Less - Treasury stock, at cost             (3,785,647)       (52,553)
  Notes receivable for stock
    purchases                                (325,401)      (378,373)
  Cumulative translation adjustment          (307,572)        (4,980)
                                           ----------     ----------
                                           48,709,424     17,831,267
                                           ----------     ----------
Total liabilities and shareholders'
  equity                                  $88,715,270    $68,275,851
                                           ==========     ==========

         (See accompanying notes to financial statements)


            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
   Consolidated Statement of Operations and Retained Earnings
                           (Unaudited)

                                        Dec. 31, 1997  Dec. 31, 1996
For the Three Months Ended:                   (Current     (Preceding
                                                 Year)          Year)
                                           ----------    -----------
Net sales                                 $31,346,845    $26,441,837

Costs and expenses:
 Production                                21,392,505     17,366,386
 Research and development                   2,266,100      2,046,418
 Marketing, administrative and general      7,185,519      5,165,390
                                           ----------     ----------
Total costs and expenses                   30,844,124     24,578,194

Operating income                              502,721      1,863,643

Interest income                                91,813         54,270
Interest expense                             (418,948)      (464,645)
Other income (expense)                        (21,981)             0
                                           ----------     ----------
Income before taxes                           153,605      1,453,268

Provision for taxes                            48,000        379,000
                                           ----------     ----------
Net income                                $   105,605   $  1,074,268
                                           ==========     ==========

Retained earnings at beginning of
  period                                   10,104,935      6,287,437
                                           ----------     ----------
Retained earnings at end of period        $10,210,540   $  7,361,705
                                           ==========     ==========

Earnings per share
 Basic                                          $0.02          $0.24
 Diluted                                        $0.02          $0.21

        (See accompanying notes to financial statements)

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Income Statement(Unaudited)

For the Nine Months Ended:              Dec. 31, 1997  Dec. 31, 1996
                                       (Current Year)     (Preceding
                                                               Year)
                                         -----------     ----------

Net Sales                                  $94,017,726    $74,485,802

Costs and expenses:
  Production                                62,483,836     49,309,576
  Research and development                   6,554,052      5,803,833
  Marketing, administrative and general     20,990,760     14,635,291
                                            ----------     ----------

Total costs and expenses                    90,028,648     69,748,700

Operating income                             3,989,078      4,737,102

Interest income                                 97,843         82,396
Interest expense                            (1,873,248)    (1,332,458)
Other income                                   216,777         23,643
                                            ----------    -----------

Income before taxes                          2,430,450      3,510,683

Provision for taxes                            826,200      1,018,000
                                            ----------    -----------

Net income                                 $ 1,604,250   $  2,492,683
                                            ----------    -----------

Retained earnings at beginning of
period                                       8,594,306      4,869,022

Amortization of redeemable common
  stock                                         11,984
                                            ----------    -----------
Retained earnings at end of period         $10,210,540    $ 7,361,705
                                            ==========    ===========

Earnings per share
 Basic                                           $0.31          $0.58
 Diluted                                         $0.28          $0.52

        (See accompanying notes to financial information)

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
        Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended December 31            1997           1996
Cash Flows from Operating Activities:            ----           ----
Net income                                 $1,604,250     $2,492,683
                                            ---------     ----------
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization             2,951,340      1,901,244
  Gain on sale of land                       (205,000)
  Stock based compensation                     85,975
Deferred compensation                         457,415        (16,669)

  Changes in operating assets and
liabilities:
  Accounts receivable                      (1,820,675)    (4,222,330)
  Inventories                               2,313,245    (10,177,328)
  Income tax receivable                      (829,486)        97,424
  Prepaid expenses and other assets          (959,934)    (1,155,565)
  Accounts payable                         (2,279,886)     5,100,922
  Accrued payroll and benefits             (1,643,109)     1,354,410
Other accrued liabilities                  (2,577,193)      (248,677)
                                            ---------      ---------
  Total adjustments                        (4,507,308)    (7,366,569)
                                            ---------      ---------
 Net cash used in operating
  activities                               (2,903,058)    (4,873,886)

Cash Flows from Investing Activities:
Proceeds from sale of land                    312,000
Capital expenditures                       (1,976,675)    (2,317,285)
Purchase of companies, net of cash         (6,816,052)
acquired
                                            ---------     ----------
Net cash used in investing activities      (8,480,727)    (2,317,285)
                                            ---------      ---------

Cash Flows from Financing Activities:
Proceeds from borrowings                    6,718,198      5,257,700
Proceeds from issuance of common stock     28,519,669      2,000,005
Principal payments on long-term debt
and                                       (19,135,399)      (527,789)
  capital lease obligations
Common stock transactions                     455,948        437,521
Amortization of redeemable common stock        11,984
                                            ---------     ----------
Net cash provided by financing             16,570,400      7,167,437
activities
                                            ---------     ----------
Effect of exchange rate changes on cash      (302,592)
balances

Net increase in cash and cash
  equivalents                               4,884,023        (23,704)

Cash and cash equivalents at                2,244,265        913,716
beginning of period

Cash and cash equivalents at end of        $7,128,288       $889,982
period
                                            =========      =========

Cash paid during the year for:
Interest                                   $1,531,948       $976,200
Income taxes                               $1,611,600       $585,200

        (See accompanying notes to financial information)

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL INFORMATION
               THREE AND NINE MONTH PERIODS ENDED
                        December 31, 1997
                           (Unaudited)

NOTE 1. GENERAL

The accompanying unaudited interim consolidated financial information has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited interim consolidated financial information include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial information prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. The financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Cash flow statement - During the first quarter of fiscal 1998, the Company issued 221,738 and 34,121 shares of common stock in connection with the acquisitions of DA Systems and Seriee S.A., respectively. The Company repurchased the 221,738 shares issued in connection with the acquisition of DA Systems during the second quarter of fiscal 1998 (see Note 3).

Earnings per share - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," during the quarter ended December 31, 1997. As required by this Statement, earnings per share of prior periods are presented in
accordance with the provisions of SFAS No. 128.   There are no
significant reconciling items between net income as presented in the consolidated statement of operations and net income available to common stockholders used in the calculation of earnings per share. Earnings per share in future periods will be impacted by the acquisition of EDM in January 1998 (See Note 3). Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate only to deferred compensation plans, options and warrants, as follows:

                            Three months ending  Nine months ending
                                       Dec. 31,       Dec. 31,

                                1997       1996       1997      1996
Weighted average number
 of shares outstanding     6,047,782  4,451,985  5,164,808 4,320,765

Shares associated with
 deferred compensation,
 option and warrant plans    582,474    582,297    590,755   469,182

NOTE 2.  INVENTORIES

Major classifications of inventory follow:

                                  Dec. 31, 1997        Mar. 31, 1997
Component parts                     $17,488,101          $19,457,368
Work in process                       1,778,394            2,697,459
Finished products                    14,577,516            7,840,388
                                     ----------           ----------
                                    $33,844,010          $29,995,215
                                     ==========           ==========

NOTE 3.  ACQUISITIONS

In May 1997, the Company acquired all of the outstanding stock of DA Systems, in exchange for 221,738 shares of its common stock. The shares were callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and could be put to the Company at that price after that date. The Company exercised its call option to repurchase these shares in connection with the issuance of common stock in September 1997. The cost of this acquisition was approximately $4.0 million. DA Systems is a leading British manufacturer of security control equipment with annual net sales of approximately $10.8 million.

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

In January 1998, the Company acquired all of the outstanding stock of Electronics Design & Manufacturing Pty Limited ("EDM") of Australia in exchange for 186,667 shares of its common stock and $2.8 million in cash. EDM is a major Australian manufacturer of security control equipment with annual net sales of approximately $4.6 million.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee, RAS and EDM are included, or in the case of EDM, will be included in the consolidated financial information as of the date of acquisition. The financial information reflects the preliminary allocation of purchase price as the purchase price allocation has not been finalized. Unallocated excess of purchase price over net assets acquired as of December 31, 1997 is $2.3 million and is included with goodwill and other intangibles.

Note 4.  ISSUANCE OF COMMON STOCK

In September 1997, the Company sold 1,325,000 shares of common stock at $20 per share in a public offering. The Company had granted the underwriters a 30-day option to purchase up to 231,750 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments, and this option was exercised in October 1997. Expenses associated with this offering of approximately $2.7 million were net against proceeds.

NOTE 5.  RESTATEMENT

The company has discovered an incorrect posting in Second
Quarter fiscal quarter 1998 accounts payable of approximately $950,000. This error occurred in the conversion of its China manufacturing facility's existing information system to the corporate system. The Company is restating its second quarter of fiscal 1998. As a result of this, net income for the second quarter was $0.4 million ($0.08 per basic share and $0.07 per diluted share) compared to previously reported net income of $1.1 million ($0.22 per basic share and $0.20 per diluted share).

This week, the Company will file an amendment to its quarterly report on Form 10-Q for the quarter and six months ended September 30, 1997 as filed on November 14, 1997. The year to date results of operations and Management's Discussion and Analysis included in this report reflect the restated results of operations for the quarter ended September 30, 1997.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a leading supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to substantially expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made six acquisitions, opened sales offices in six countries and established a manufacturing facility in China. The Company's net sales increased 26.2% to $94.0 million in the nine months ended December 31, 1997 from $74.5 million in the comparable period in fiscal 1997. Approximately $15.6 million of the Company's sales for the nine months ended December 31, 1997 are from these acquired companies.

   The Company's significant acquisitions during the current fiscal year were: (i) purchase in May 1997 of DA Systems in the U.K., with annual net sales of approximately $10.8 million, (ii) purchase in June 1997 of Seriee in France, with annual net sales of approximately $6.3 million, (iii) purchase in June 1997 of RAS in Belgium, with annual net sales of approximately $10.0 million and (iv) purchase in January 1998 of EDM in Australia, with annual net sales of approximately $4.6 million. Previous significant acquisitions were Radionics (February 1996) and Senses International, Inc. (July 1996). These acquisitions have a significant impact on the comparative financial information for the three and nine month periods ending December 31, 1997 and 1996. The acquisitions were funded by borrowings under a commercial credit facility and/or issuance of the Company's common stock.

     Since the opening of the China manufacturing facility in late fiscal 1996 and throughout fiscal 1997, a portion of the Company's manufacturing was moved from domestic plants to the China facility. While production of the Company's highest volume products were moved to China during this period, such products were limited in number relative to the Company's entire product line. During the first and second quarters of fiscal 1998, a far greater number of products that continued to be manufactured at the Company's Radionics subsidiary were moved to the China facility. Manufacturing efficiencies consistent with previous product transfers are anticipated, but the short term impact of this rapid shift in production location resulted in unexpected inefficiencies, exacerbated by the Company's multiple manufacturing information systems, which created difficulties in effectively coordinating overall materials procurement, production and scheduling. Consequently, production quantities, yields and efficiency of the China facility declined during this period while production related overhead expenses, such as freight, remained constant or increased. To help assure timely customer deliveries, the Company restarted manufacturing some of its products at its Radionics facility. These factors resulted in higher average unit costs for much of the product sold by the Company during the second and third quarters of fiscal 1998.

     Recently, the Company assigned a senior executive, George E. Behlke, Vice President of Engineering, to manage and improve manufacturing operations worldwide. In addition, the Company has added key personnel to both the financial and management information systems departments. This team is leading the modification of the Company's inventory and manufacturing information systems, allowing the Company to improve all aspects of the supply chain process.

Results of Operations

   The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                         Three months    Nine months      Fiscal year
                       ended Dec. 31,  ended Dec. 31,       March 31,
                         1997    1996   1997    1996    1997     1996

Net sales               100.0%  100.0% 100.0%  100.0%  100.0%   100.0%
Costs and expenses:
 Production              68.3    65.7   66.5    66.2    64.2     66.9
 Research and             7.2     7.7    7.0     7.8     8.0     11.2
development
 Marketing,
administrative           22.9    19.6   22.3    19.6    21.1     25.1
  and general
 Purchased in-process
research and                                                     22.3
development
                         ----    ----   ----    ----    ----     ----
Operating                 1.6     7.0    4.2     6.4     6.7    (25.5)
income(loss)
Interest income           0.3     0.0    0.1     0.0     0.2      0.8
Interest expense          1.3     1.8    2.0     1.8     1.7      0.8
Other income            (0.1)     0.3    0.3     0.1     0.0      0.0
(expense)
                         ----    ----   ----    ----    ----     ----
Income (loss) before
 income taxes             0.5     5.5    2.6     4.7     5.2    (25.5)
Provision (benefit)
 for income taxes         0.2     1.4    0.9     1.4     1.5     (6.7)
                         ----    ----   ----    ----    ----     ----
 Net income (loss)        0.3%    4.1%   1.7%    3.3%    3.7%   (18.8)%
                          ====    ====   ====    ====    ====    =====


Three Months Ended December 31, 1997 Compared to Three Months
Ended December 31, 1996

   The Company's net sales increased 18.6% to $31.3 million in the fiscal 1998 period from $26.4 million in the comparable period in fiscal 1997. The net sales of DA Systems, RAS and Seriee, which were acquired in the first quarter of fiscal 1998, accounted for $6.5 million of this increase. Excluding the impact of acquisitions, sales declined $1.6 million primarily as a result of reduced sales volumes to the Company's largest domestic distributor. In addition, during the third quarter of fiscal 1998, two of the Company's larger customers were acquired by other companies. It is anticipated that these transactions may result in some decline in sales to these customers in the future. However, the Company is working to minimize any potentially adverse impact.

   Production expenses increased 23.2% to $21.4 million in the fiscal 1998 period from $17.4 million in the comparable period in 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. Gross margin during the third quarter of fiscal 1998 of 31.7% declined from the 34.3% gross margin reported for the third quarter of fiscal 1997. Margins have been adversely impacted by lower margin sales from companies acquired during fiscal 1998 as well as manufacturing inefficiencies from the consolidation of manufacturing operations in China, previously discussed.

   Research and development expenses increased 10.7% to $2.3 million in the fiscal 1998 period from $2.0 million in the comparable period in fiscal 1997. As a percentage of net sales, research and development expenses decreased to 7.2% in the fiscal 1998 period from 7.7% in the comparable period in fiscal 1997. The increase in research and development expenses was primarily due to the addition of DA Systems and Seriee research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to savings achieved from the continued consolidation of certain research and development efforts of Radionics and the Company.

   Marketing, administrative and general expenses increased 39.1% to $7.2 million in the fiscal 1998 period from $5.2 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 22.9% in the fiscal 1998 period from 19.6% in the comparable period in fiscal 1997. This increase was primarily due to additional marketing, administrative and general expenses related to the newly acquired companies and increased international marketing expenditures. General expenses also included $250,000 of exchange losses during the quarter ended December 31, 1997.
Exchange losses were insignificant during the same quarter last year. The Company is currently reviewing strategies to reduce exposure to currency fluctuations.

   Interest expense decreased to $0.4 million in the fiscal 1998 period from $0.5 million in the comparable period in fiscal 1997. This decrease was primarily due to the repayment of borrowings originally used to finance the Company's international expansion and increased inventory levels. Borrowings were repaid using proceeds from the second quarter offering of common stock.

   The Company's effective income tax rate for the fiscal 1998 period was 31.2% compared to 26.1% for the comparable period in fiscal 1997. The higher effective rate is due to a shift in the source of pretax income among domestic and international entities.


Nine Months Ended December 31, 1997 Compared to Nine Months Ended
December 31, 1996

   The Company's net sales increased 26.2% to $94.0 million in the fiscal 1998 period from $74.5 million in the comparable period in fiscal 1997. The net sales of DA Systems, RAS and Seriee which were acquired in the first fiscal quarter of fiscal 1998, accounted for $15.6 million of this increase. Excluding the impact of these acquisitions, sales increased $3.9 million or 5.2% as a result of increased sales penetration across many accounts.

   Production expenses increased 26.7% to $62.5 million in the fiscal 1998 period from $31.9 million in the comparable period in fiscal 1997 primarily due to the corresponding increase in sales. Gross margins remained steady at 33.5% in the fiscal 1998 period compared to 33.8% reported in the comparable year ago period.

   Research and development expenses increased 12.9% to $6.6 million in the fiscal 1998 period from $5.8 million in the comparable period in fiscal 1997. As a percentage of net sales, research and development expenses decreased to 7.0% in the fiscal 1998 period from 7.8% in the comparable period in fiscal 1997. The increase in research and development expenses was primarily due to the addition of DA Systems' and Seriee's research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to savings achieved from the continued consolidation of certain research and development efforts of Radionics and the Company.

   Marketing, administrative and general expenses increased 43.4% to $21.0 million in the fiscal 1998 period from $14.6 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 22.3% in the fiscal 1998 period from 19.6% in the comparable period in 1997. This increase was primarily due to additional marketing, administrative and general expenses related to the newly acquired companies and increased international marketing expenditures. General expenses for the nine months ended December 31, 1998 also include $431,000 of losses associated with foreign exchange transactions, an increase of approximately $325,000 over the same period of fiscal 1997.

   Interest expense increased to $1.9 million in the fiscal 1998 period from $1.3 million in the comparable period in fiscal 1997. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of a portion of the Company's manufacturing operations to the China facility.

   The Company's effective income tax rate for the fiscal 1998 period was 34.0% compared to 29.0% for the comparable period in fiscal 1997. The higher effective rate reflects a shift in the source of pretax income between domestic and international entities.

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

   Nine Months Ended December 31, 1997. During the nine months ended December 31, 1997, the Company used cash in its operations of $2.9 million. This use of cash was primarily driven by an increase in net working capital due to the increase in inventory related to the shift in manufacturing to the Company's China facility and significant reductions in accounts payable, payroll and other accruals.

   During the nine months ended December 31, 1997, cash used for investing activities was $8.5 million. Approximately $6.8 million was used for the acquisition of RAS, DA Systems and $2.0 million was used for capital expenditures, primarily for production tooling.

   During the nine months ended December 31, 1997, cash flows provided by financing activities were $16.6 million. Net proceed from the sale of common stock were approximately $28.4 million, with $19.1 million of these proceeds being used to repay outstanding borrowings.

   Capital Resources. On December 31, 1997, the Company had cash balances of $7.1 million. On that date, the Company also has $17.0 million available under a revolving credit facility. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage, and matures on July 31, 1998.

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

   Year 2000 Issues. The Company does not believe that Year 2000 issues will significantly affect future financial results or required cash expenditures.

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

                              DETECTION SYSTEMS, INC.
Registrant


DATE: February 23, 1998       /s/ Karl H. Kostusiak
                              Karl H. Kostusiak, President



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

       Not Applicable


Item 6.  Exhibits and Reports for Form 8-K.

       A. Exhibits

          See Exhibit Index

       B.   Reports on Form 8-K


          On February 2, 1998, a Form 8-K was filed under Item 5, related to the Registrant's acquisition of all of the outstanding stock of Electronics Design & Manufacturing Pty Limited on January 21, 1998. No financial reports were included with this report.

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

10 (c)    Deferred Compensation Plans are included as Exhibit
          10(c) of this Quarterly Report on Form 10-Q.

(11) Statement regarding computation of per share earnings is included as Exhibit 11 of this Quarterly Report on Form 10-Q.

(27) Financial data schedule is included as Exhibit 27 to the electronic Edgar filing of this Quarterly Report on Form 10-Q.



                           Exhibit 11

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES

         Consolidated Computation of Earnings Per Common
                   And Common Equivalent Share


For the Three Months Ended:                        December 31, 1997
                                                      --------------

Net Income                                                  $105,605

Weighted average number of shares                          6,047,782
Common Stock equivalent due to assumed
  exercise of stock options and warrants and
  deferred compensation plan shares                          582,474

Earnings per share
 Basic                                                         $0.02
 Diluted                                                       $0.02


For the Nine Months Ended:                         December 31, 1997
                                                  ------------------

                                                          $1,604,250
Net Income
 Plus:  amortization of redeemable stock                      11,984
                                                           ---------
Net income available to common stockholders               $1,616,234
                                                           =========

Weighted average number of shares                          5,164,808
Common Stock equivalent due to assumed
exercise of stock options and warrants and
deferred compensation plan shares                            590,755

Earnings per share
 Basic                                                         $0.31
 Diluted                                                       $0.28