Form 10-Q/A
period 1997-09-30
DETECTION SYSTEMS INC
filed 1998-03-04
CIK 28365

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

                      ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  Yes X   No _

As of November 12, 1997 there were outstanding 6,098,514 shares of the registrant's common stock, par value $.05 per share.

                      PART I FINANCIAL INFORMATION
                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet

                                          Sept. 30, 1997   Mar. 31, 1997
                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                    $ 5,436,013     $ 2,244,265
Accounts receivable, less allowance
for doubtful accounts of $325,400
and $313,800, respectively                    23,036,151      15,246,309
Inventories                                   32,384,557      29,995,215
Deferred income tax charges                    2,199,638       2,132,156
Prepaid expenses and other assets              1,784,363         883,137
                                              ----------      ----------
                                              64,840,722      50,501,082
                                              ----------      ----------
Fixed assets                                  11,656,505      11,248,171

Deferred income taxes                          3,046,200       3,046,200
Goodwill and other intangibles                 4,949,281       2,942,626
Other assets                                     957,357         537,772
                                              ----------      ----------
  Total Assets                               $85,450,065     $68,275,851
                                              ==========      ==========
Liabilities & Shareholders' Equity
Current liabilities:
Current portion of long term debt            $ 2,486,868     $   953,648
Current portion of capital lease obligation
                                                  52,188         147,574
Short term borrowings                            715,277               0
Accounts payable                              13,813,365      12,259,380
Accrued payroll and benefits                   2,948,001       2,818,487
Other accrued liabilities                      2,316,308       3,254,593
                                              ----------      ----------
                                              22,332,007      19,433,682

Obligations under capital leases                  25,750          54,125
Other long term liabilities                    3,206,947       2,924,975
Long term debt                                15,365,890      28,031,802


Shareholders' equity:
Common stock, par value $.05 per
 share; Authorized - 12,000,000
 shares; Issued - 6,098,927 shares
 at September 30, 1997, and 4,478,993
 shares at March 31, 1997                        293,296         223,950
Capital in excess of par value                34,641,098       9,448,917
Retained earnings                             10,104,935       8,594,306
                                              ----------      ----------
                                              45,039,329      18,267,173
Less - Treasury stock, at cost                   (49,672)        (52,553)
  Notes receivable for stock purchases          (320,780)       (378,373)
  Cumulative translation adjustment             (149,406)         (4,980)
                                              ----------      ----------
                                              44,519,471      17,831,267
                                              ----------      ----------
Total liabilities and shareholders' equity   $85,450,065     $68,275,851
                                              ==========      ==========

             (See accompanying notes to financial statements)

                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
       Consolidated Statement of Operations and Retained Earnings
                               (Unaudited)

                                         Sept. 30, 1997   Sept. 30, 1996
For the Three Months Ended:               (Current Year) (Preceding Year)
                                             ----------      -----------
Net sales                                   $34,463,093      $24,865,642

Costs and expenses:
 Production                                  23,535,399       16,577,368
 Research and development                     2,202,994        1,997,484
 Marketing, administrative and general        7,418,684        4,778,247
                                             ----------       ----------
Total costs and expenses                     33,157,077       23,353,099

Operating income                              1,306,016        1,512,543

Interest income                                   2,376            8,784
Interest expense                               (816,831)        (512,838)
Other income                                     23,050           23,643
                                             ----------       ----------
Income before taxes                           $ 514,611      $ 1,032,132

Provision for taxes                             149,200          238,000
                                             ----------       ----------
Net income                                      365,411          794,132
                                             ==========       ==========
Retained earnings at beginning of
  period                                      9,739,524        5,493,305

Retained earnings at end of period          $10,104,935      $ 6,287,437
                                             ==========       ==========
Earnings per share
  Basic                                            $0.08            $0.19
  Diluted                                          $0.07            $0.17
                                                    ====             ====

            (See accompanying notes to financial information)

                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
       Consolidated Statement of Operations and Retained Earnings
                               (Unaudited)

For the Six Months Ended:                Sept. 30, 1997   Sept. 30, 1996
                                         (Current Year)       (Preceding
                                                                   Year)
                                           ------------     -------------
Net Sales                                   $62,670,881      $48,043,965
Costs and expenses:
 Production                                  41,091,331       31,943,190
 Research and development                     4,287,952        3,757,415
 Marketing, admin. and general               13,805,241        9,469,901
                                             ----------       ----------
Total costs and expenses                     59,184,524       45,170,506

Operating income                              3,486,357        2,873,459
Interest income                                   6,030           28,126
Interest expense                             (1,454,300)        (867,813)
Other income                                    238,758           23,643
                                             ----------       ----------
Income before taxes                           2,276,845        2,057,415
Provision for taxes                             778,200          639,000
                                             ----------       ----------
Net income                                   $1,498,645      $ 1,418,415
                                             ----------       ----------
Retained earnings at beginning of
  period                                      8,594,306        4,869,022
Amortization of redeemable common
 stock                                           11,984
Retained earnings at end of period          $10,104,935      $ 6,287,437
                                             ==========        =========
Earnings per share
  Basic                                            $0.32            $0.33
  Diluted                                          $0.28            $0.30
                                                    ====             ====

            (See accompanying notes to financial information)

                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended September 30,               1997           1996
Cash Flows from Operating Activities:                ----           ----
Net income                                     $1,498,645     $1,418,415
                                                ---------     ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                 2,270,984      1,361,051
  Gain on sale of land                           (205,000)
  Stock based compensation                         85,975       (107,000)
Deferred compensation                             457,415        143,925
Changes in oper. assets and liabilities:
  Accounts receivable                          (1,428,534)    (2,721,258)
  Inventories                                   3,772,698     (3,363,358)
  Income tax receivable                        (1,140,989)      (251,009)
  Prepaid expenses and other assets            (1,042,635)    (1,086,466)
  Accounts payable                             (2,795,786)     2,827,413
  Accrued payroll and benefits                    (10,569)       753,866
Other accrued liabilities                      (2,921,989)       (56,835)
                                                ---------      ---------
  Total adjustments                            (2,958,430)    (2,499,671)
                                                ---------      ---------
 Net cash used in operating activities         (1,459,785)    (1,081,256)

Cash Flows from Investing Activities:
Proceeds from sale of land                        312,000
Capital expenditures                           (1,319,246)    (1,025,943)
Purchase of companies, net of cash
  acquired                                     (6,816,052)
                                                ---------     ----------
Net cash used in investing activities          (7,823,298)    (1,025,943)

Cash Flows from Financing Activities:
Proceeds from borrowings                        6,718,198      2,573,700
Proceeds from issuance of common stock         24,258,745
Principal payments on long-term debt and
 capital lease obligations                    (18,844,028)      (497,544)
Common stock transactions                         474,358        410,380
Amortization of redeemable common stock            11,984
                                                ---------     ----------
Net cash provided by financing activities      12,619,257      2,486,536
Effect of exchange rate changes                  (144,426)
                                                ---------     ----------
Net increase in cash and cash equivalents       3,191,748        379,337

Cash and cash equiv. at beginning of period     2,244,265        913,716
Cash and cash equivalents at end of period     $5,436,013     $1,293,053
                                                =========      =========
Cash paid during the year for:
Interest                                       $1,113,000       $484,400
Income taxes                                   $1,576,600       $567,300

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

EARNINGS PER SHARE - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Sharem" during the quarter ended December 31, 1997. As required by this Statement, earnings per share of prior periods are presented in accordance with the
provisions of SFAS No. 128.   There are no significant reconciling items
between net income as presented in the consolidated statement of operations and net income available to common stockholders used in the calculation of earnings per share. Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate only to deferred compensation plans, options and warrants, as follows:

                              Three months ending    Six months ending
                                    Sep. 30,              Sep. 30,
                                   1997       1996       1997       1996
Weighted average number of
 shares outstanding           4,831,166  4,271,790  4,723,909  4,255,155
Shares associated with
 deferred compensation,
 option and warrant plans       604,520    366,372    581,804    412,624

NOTE 2.  INVENTORIES

Major classifications of inventory follow:

                               Sept. 30, 1997  March 31, 1997
                                -------------  --------------
Component Parts                   $15,364,767     $19,457,368
Work In Process                       948,519       2,697,459
Finished Products                  16,071,271       7,840,388
                                   ----------      ----------
                                  $32,384,557     $29,995,215
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

In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-Active Systems N.V.("RAS") of Belgium for approximately $3.6 million in cash. RAS has a security equipment distribution network throughout Belgium with annual net sales of approximately $10 million.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee and RAS are included in the consolidated financial information as of the date of acquisition. The financial information reflects the preliminary allocation of purchase price as the purchase price allocation has not been finalized. Unallocated excess of purchase price over net assets acquired as of September 30, 1997 is $2.2 million and is included with goodwill and other intangibles.


Note 4.  ISSUANCE OF COMMON STOCK

In September 1997, the Company sold 1,325,000 shares of common stock at $20 per share in a public offering. The Company had granted the underwriters a 30-day option to purchase up to 231,750 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments, and this option was exercised in October 1997. Expenses associated with this offering as of September 30, 1997, of approximately $2.3 million were net against proceeds.


NOTE 5.  RESTATEMENT

The Company discovered an incorrect posting in the Ssecond qQuarter of fiscal 1998 accounts payable of approximately $950,000. This error occurred in the conversion of its China manufacturing facility's existing information system to the corporate system. The Company is restating the financial statements included in its second quarter fiscal 1998 Form 10-Q, which were filed on November 14, 1997, in this Form 10-Q/A. As a result, restated net income for the second quarter was $0.4 million ($0.08 per basic share and $0.07 per diluted share) compared to previously reported net income of $1.1 million ($0.22 per basic share and $0.20 per diluted share).

The second quarter of fiscal 1998 and year to date results of operations and Management's Discussion and Analysis included in this report reflect the restated results of operations for the quarter ended September 30, 1997.

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

   The Company's significant acquisitions during the current fiscal year were: (i) purchase in May 1997 of DA Systems in the U.K., with annual net sales of approximately $10.8 million, (ii) purchase in June 1997 of Seriee in France, with annual net sales of approximately $6.3 million, and (iii) purchase in June 1997 of RAS in Belgium, with annual net sales of approximately $10.0 million. Previous significant acquisitions were Radionics (February 1996) and Senses International, Inc. (July 1996). These acquisitions have a significant impact on the comparative financial information for the three and six month periods ending September 30, 1997 and 1996. The acquisitions were funded by borrowings under a commercial credit facility and/or issuance of the Company's common stock.

     Since the opening of the China manufacturing facility in late fiscal 1996 and throughout fiscal 1997, a portion of the Company's manufacturing was moved from domestic plants to the China facility. While production of the Company's highest volume products were moved to China during this period, such products were limited in number relative to the Company's entire product line. During the first and second quarters of fiscal 1998, a far greater number of products that continued to be manufactured at the Company's Radionics subsidiary were moved to the China facility. Manufacturing efficiencies consistent with previous product transfers are anticipated, but the short term impact of this rapid shift in production location resulted in unexpected inefficiencies, exacerbated by the Company's multiple manufacturing information systems, which created difficulties in effectively coordinating overall materials procurement, production and scheduling. Consequently, production quantities, yields and efficiency of the China facility declined during this period while production related overhead expenses, such as freight, remained constant or increased. To help assure timely customer deliveries, the Company restarted manufacturing some of its products at its Radionics facility. These factors resulted in higher average unit costs for much of the product sold by the Company during the second quarter of fiscal 1998.

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


Results of Operations

   The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                            Three Months     Six Months     Fiscal Year
                               Ended           Ended           Ended
                              Sept. 30        Sept. 30       March 31
                             1997     1996   1997    1996   1997     1996

Net sales                   100.0%   100.0% 100.0%  100.0% %100.0   100.0%
Costs and expenses:
 Production                  68.3     66.7   65.6    66.5   64.2     66.9
 Research and
  development                 6.4      8.0    6.8     7.8    8.0     11.2
 Marketing, admin.
  and general                21.5     19.2   22.0    19.7   21.1     25.1
 Purchased in-process
research and                                                         22.3
  development
                             ----     ----   ----    ----   ----     ----
Operating income (loss)       3.8      6.1    5.5     6.0    6.7    (25.5)
Interest income               0.0      0.0    0.0     0.0    0.2      0.8
Interest expense              2.3      1.9    2.3     1.7    1.7      0.8
Other Income                  0.0      0.0    0.4     0.0    0.0      0.0
                             ----     ----   ----    ----   ----     ----
Income (loss) before
income taxes                  1.5      4.2    3.6     4.3    5.2    (25.5)
Provision (benefit) for
  income taxes                0.4      1.0    1.2     1.3    1.5     (6.7)
                             ----     ----   ----    ----   ----     ----
 Net income (loss)            1.1%     3.2%   2.4%    3.0%   3.7%   (18.8)%
                             ====     ====   ====    ====   ====     ====


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

   The Company's net sales increased 38.6% to $34.5 million in the fiscal 1998 period from $24.9 million in the comparable period in fiscal 1997. The net sales of DA Systems, RAS and Seriee, which were acquired in the first quarter of fiscal 1997, accounted for $6.8 million of this increase. The remaining $2.8 million increase represents sales growth from existing operations.

   Gross margins decreased to 31.7% in the fiscal 1998 period from 33.3% reported in the comparable year ago period. Gross margins were negatively impacted by the results of the three companies acquired in the first fiscal quarter of 1998.

   Production expenses increased 42.0% to $23.5 million in the fiscal 1998 period from $16.6 million in the comparable period in 1997. As a percentage of net sales, production expenses increased to 68.3% in the fiscal 1998 period from 66.7% in the comparable period in fiscal 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The increase in production expenses as a percentage of net sales was impacted by inefficiencies in the Company's management information ("MIS") system and associated production planning, purchasing and traffic management systems, which made it difficult for the Company to control worldwide part, inventory and freight given increasing demand for its products. To correct this problem, the Company has implemented an integrated MIS system for all manufacturing locations. The benefits associated with this change may not be fully appreciated immediately as there may be a transition period before the benefits of this change are fully realized. The increase in production expenses was also impacted by the addition of lower margin sales from the three recent acquisitions.

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

   Marketing, administrative and general expenses increased 55.3% to $7.4 million in the fiscal 1998 period from $4.8 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 21.5% in the fiscal 1998 period from 19.2% in the comparable period in fiscal 1997. This increase was primarily due to additional marketing related to acquisitions and international marketing efforts which, in turn, increased marketing, administrative and general expenses as a percentage of net sales.

   Interest expense increased to $0.8 million in the fiscal 1998 period from $0.5 million in the comparable period in fiscal 1997. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of manufacturing operations to the China facility.

   The Company's effective income tax rate for the fiscal 1998 period was 29.0% compared to 23.1% for the comparable period in fiscal 1997. The higher effective rate is due to the source of pretax income among domestic and international entities.


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

   Gross margins improved to 34.4% in the fiscal 1998 period from 33.5% reported in the comparable year ago period. Gross margins were negatively impacted by the results of the three companies acquired in the first fiscal quarter of 1998.

   Production expenses increased 28.6% to $41.1 million in the fiscal 1998 period from $31.9 million in the comparable period in fiscal 1997. As a percentage of net sales, production expenses decreased to 65.6% in the fiscal 1998 period from 66.5% in the comparable period in fiscal 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to the Company's China facility offset, in part, by manufacturing inefficiencies previously discussed. The benefits associated with this change may not be fully appreciated immediately as there may be a transition period before the benefits of this change are fully realized.

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

   Marketing, administrative and general expenses increased 45.8% to $13.8 million in the fiscal 1998 period from $9.5 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 22.0% in the fiscal 1998 period from 19.7% in the comparable period in 1996. This increase was primarily due to additional marketing related to acquisitions and international marketing efforts which, in turn, increased marketing, administrative and general expenses as a percentage of net sales.

   Interest expense increased to $1.5 million in the fiscal 1998 period from $0.9 million in the comparable period in fiscal 1997. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of a portion of the Company's manufacturing operations to the China facility.

   The Company's effective income tax rate for the fiscal 1998 period was 34.2% compared to 31.1% for the comparable period in fiscal 1997. The higher effective rate reflects a shift in the source of pretax income between domestic and international entities.

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

   SIX MONTHS ENDED SEPTEMBER 30, 1997. During the six months ended September 30, 1997, the Company's operating activities used $1.5 million of operating cash flow. Net income, depreciation and amortization provided $3.8 million, a decrease in inventories, excluding the impact of acquisitions, provided $3.8 million and a decrease in accounts payable, excluding the impact of acquisitions, used $2.8 million. Increases in prepaid expenses and other assets, accounts receivable and income taxes receivable used $1.0 million, $1.4 million and $1.1 million of operating cash flow, respectively, and other account changes used $2.8 million of operating cash flow.

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

FORWARD-LOOKING STATEMENTS

   The foregoing discussion and analysis contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained therein that are not statements of historical fact may be deemed to be forward-looking statements.
These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those presented under "Risk Factors" included in the Company's Prospectus dated September 19, 1997.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DETECTION SYSTEMS, INC.
Registrant


DATE:  March 3, 1998          /s/ Karl H. Kostusiak
                              Karl H. Kostusiak, President



                              /s/ Frank J. Ryan
                              Frank J. Ryan, Vice President,
                              Secretary and Treasurer
                              (Chief Financial Officer)

                        PART II OTHER INFORMATION


Item 1.  Legal Proceedings

       Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders.

       At the Annual Meeting of Shareholders held on August 20, 1997, the following individuals were elected to the Board of Directors:

        Nominated Director                 FOR      WITHHELD     ABSTAINED
        ------------------          ----------    ----------    ----------
        Donald R Adair               4,158,034        28,181             0
        Mortimer B Fuller III        4,162,865        23,350             0
        Karl H Kostusiak             4,162,902        23,313             0
        David B Lederer              4,162,902        23,313             0
        Edward C McIrvine            4,162,452        23,763             0

       The following proposals were also approved:

                                              FOR    WITHHELD    ABSTAINED
                                        ---------    --------    ---------
        Ratify the appointment
        of Price Waterhouse as
        independent auditors for
        the fiscal year ending
        March 31, 1998.                 4,163,337       9,218       13,660

                                               FOR    WITHHELD   ABSTAINED
                                         ---------    --------   ---------
        Approval of the 1997
        Stock Option Plan
        effective August 20, 1997.       2,792,663     214,752   1,178,800



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

                               Exhibit 11

                DETECTION SYSTEMS, INC. AND SUBSIDIARIES

             Consolidated Computation of Earnings Per Common
                       And Common Equivalent Share


For the Three Months Ended:                               September 30, 1997
                                                              --------------
Net Income                                                          $365,411
Weighted average number of shares                                  4,831,166
Common Stock equivalent due to assumed exercise of stock
 options and warrants and deferred compensation plan
 shares                                                              604,520

Earnings per share
   Basic                                                               $0.08
   Diluted                                                             $0.07

For the Six Months Ended:                                 September 30, 1997
                                                          ------------------
Net Income                                                        $1,498,645
 Plus:  amortization of redeemable stock                              11,984
                                                                   ---------
Adjusted net income applicable to common stock                     1,510,629
                                                                   =========
Weighted average number of shares                                  4,723,909
Common Stock equivalent due to assumed exercise of stock
 options and warrants and deferred compensation plan
 shares                                                              581,804
                                                                   ---------
Earnings per share
   Basic                                                               $0.32
   Diluted                                                             $0.28