Form 10-K
period 1998-03-31
DETECTION SYSTEMS INC
filed 1998-07-14
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended: March 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of June 26, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $50,006,565.

As of June 26, 1998 there were outstanding 6,292,961 shares of the registrant's common stock, par value $.05 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1998 Annual Meeting of Shareholders -- See Part III of this Form 10-K Annual Report for portions incorporated by reference.

PART I

ITEM l.  BUSINESS

GENERAL

The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made seven acquisitions and established a manufacturing facility in China. These initiatives have enabled the Company to expand its product catalog and market reach and to increase its net sales from $34.3 million in fiscal 1995 to $126.3 million in fiscal 1998.

The Company manufactures system components for sale to installation companies, distributors and other equipment manufacturers either as individual components or, increasingly, bundled with other compatible components to form an integrated system for a specific customer's application. The Company is not engaged in the installation or monitoring aspects of the industry. The Company presently offers products in all four of the principal categories of the electronic protection equipment market: security, fire, access control and CCTV.

ACQUISITIONS

The scale and product scope of the Company has increased due to its recent acquisitions, particularly the February 1996 acquisition of Radionics, Inc. ("Radionics"). These acquisitions have also helped the Company broaden its catalog and expand its domestic and international distribution network. A summary of the Company's seven acquisitions is as follows:

RADIONICS. In February 1996 the Company acquired all of the outstanding stock of Radionics. Radionics had annual net sales of $45.1 million prior to its acquisition. This acquisition gave the Company access to Radionics' network of over 1,000 dealers. Radionics had a number of advanced products and models under development which have subsequently been completed by the Company, such as a 246-zone fully-integrated security, fire and access control panel and a control communicator which can function as a wired, wireless or hybrid system and can communicate using BellSouth's Cellemetry(R) technology.

SENSES. In July 1996 the Company acquired certain assets of Senses International, Inc. ("Senses"), a manufacturer of long-range wireless alarm transmission equipment marketed under the name "Safecom." Senses had annual net sales of approximately $2.0 million prior to its acquisition.

DA SYSTEMS. In May 1997 the Company acquired all of the outstanding stock of Digital Audio Ltd. ("DA Systems"), a British manufacturer of security control equipment with annual net sales of approximately $10.8 million prior to its acquisition. DA Systems provides the Company with a line of controls and communication devices approved for sale in the U.K. and new in-building wireless radio technology.

SERIEE. In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. ("Seriee"). Seriee is a French manufacturer of electronic control and communications equipment with annual net sales of approximately $6.3 million prior to its acquisition. Like the U.K., France has unique design requirements and this acquisition provides the Company with a line of French-approved control panels and a distribution network of 10 offices located throughout France. Prior to its acquisition, Seriee was a distributor for certain Company products.

RAS. In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-active Systems N.V. ("RAS"). RAS, with five regional sales offices throughout Belgium, had annual net sales of approximately $9.9 million prior to its acquisition. RAS had been a distributor for the Company for over 15 years and, immediately prior to its acquisition, was the Company's second largest distributor.

SECURITY SUPPLIES. In November 1997, the Company purchased the assets of Security Supplies NZ Ltd. ("Security Supplies"). Security Supplies is a New Zealand distributor of security products with annual net sales of approximately $0.8 million prior to its acquisition.

EDM. In January 1998, the Company acquired all of the outstanding stock of Electronics Design and Manufacturing Pty Limited ("EDM"). With annual net sales of approximately $4.6 million prior to its acquisition, EDM is one of the largest Australian manufacturers of residential and commercial control panels. The acquisition of EDM, combined with the Company's existing distribution operations, gives the Company a strong catalog and sales presence in the Australian market.

PRODUCT LINE

The Company produces and distributes a wide variety of electronic protection equipment, offering a single source of products to the professional installers who provide custom systems for different types of buildings and protection requirements.

Since early 1995, the Company has introduced several internally developed products including, among others, its TriTech pet avoidance detectors, a control panel that offers both wired and wireless on-premise communication capability, an enhanced and broadened line of smoke detectors, a new line of passive infrared intrusion detectors, and a fire system control and communication product. In addition, the Company completed Radionics' second generation of integrated panels which are capable of simultaneously controlling a full-featured security system, fire system and access control system. The Company has also expanded its product catalog by entering into a number of alliances with partners that have technological capabilities that complement the Company's internal capabilities.

Security Products

Security systems consist of intrusion detectors coupled with control and communications equipment and, in many cases, notification devices. When a triggering event occurs, a detector senses the event and notifies the control equipment, which in turn causes the communications equipment to transmit an alarm signal to an on-premise monitoring location or a remote central alarm monitoring service. The control equipment also activates notification devices such as strobes, horns and sirens if these options are features of the system.

Detectors: Security detectors are the components of a security system which sense intrusion into protected areas. The Company markets security detectors under a number of brand names, including: Detection Systems, Radionics, TriSense and Seriee. Security detectors differ in three primary respects: the way they sense intrusion or another alarm condition, the way they communicate with control equipment and the type of information they transmit to the control equipment.

The Company offers detectors which use six basic technological approaches for sensing the existence of an intrusion or other alarm condition:

Passive infrared body heat detection: passive infrared detectors operate by detecting the change in energy that occurs when a body of one temperature passes by a background of another temperature within the detector's field of view. Special processing techniques enable the detector to determine whether a change in energy is caused by a person or by some other false alarm source.

Combination passive infrared and microwave detection ("dual detectors"): dual detectors combine passive infrared detectors with microwave detectors. Microwave detectors generate microwave signals and detect either a reduction or distortion of received energy caused by an intruder.

Photoelectric beam interruption: photoelectric beam detectors consist of a light transmitter and a separate receiver. The transmitter emits an invisible infrared beam to the receiver. If the beam is broken, the receiver signals an alarm.

Acoustic glass break detection: glass breakage detectors use microprocessor-based sound analysis technology to listen for the specific frequencies associated with breaking glass. They can be used to detect breakage of plate, tempered, laminated and wired glass.

Vibration detection: vibration or seismic detectors use three distinct detection systems to protect against attack from heavy objects, drilling or explosion. They are designed specifically for protection of vaults, safes and ATMs, but also can be used to protect other reinforced areas such as night deposit boxes, data storage cabinets and filing cabinets.

Magnetic contacts: magnetic contacts are used primarily on doors and windows and signal the control equipment when an electrical connection is broken due to a protected door or window being opened.

These different types of detectors are needed for different types of applications in commercial and mid- to high-end residential security systems and complement each other in their system applications and the types of environments in which they function best. Many alarm systems incorporate several different types of detectors in a single alarm system to maximize the effectiveness of the system.

Detectors can communicate with an alarm system's control equipment directly (wired), indirectly (wireless) or on a combined or "hybrid" basis (where the detector communicates via wireless transmission to a peripheral device which is wired to the control equipment). The Company offers detectors which are used in each of these types of systems. The information that detectors communicate to the control equipment ranges from a simple communication that an alarm event has occurred to, in a multiplex system, the identity of the detector sensing the alarm condition, the nature of the alarm condition and diagnostic information about the detector.

Control Equipment. The control components of a security system manage all the functions of the system and provide the link between the system's detectors and communications equipment. The Company markets control products under various brand names, including: Radionics, Detection Systems, Abacus, EDM and Seriee. The Company's control products include control panels which collect, interpret and transmit the signals from the detectors and arming stations which are used to program certain features of the system and to arm and disarm it. The Company's control and communication product offerings were expanded in 1996 by its acquisition of the Radionics control product line, which had a favorable industry reputation for alarm control and communication equipment.

The Company's security control product line includes products that are used in all three types of systems installed by security professionals. Conventional security systems include wired, wireless and hybrid (combination wired and wireless) systems and simply communicate that an alarm condition exists. In the next level, multiplex systems, each sensor is addressable, which means that the specific location of the alarm condition is reported.
At the highest level, the Company's advanced multiplex systems feature the capacity to report back addressable test, diagnostic and alarm condition information, assuring that the system is working properly, and to report whether a detector has been tampered with.

The Company has a wide range of control panels, ranging from its Detection Systems' low-cost six-zone panel which can operate six detection device circuits, to Radionics' recently introduced 246-zone fully integrated security, fire and access control panel which can operate a combination of up to 246 intrusion detection, smoke detection and access control circuits and devices.

Communications Equipment. The Company offers a broad line of communications equipment, ranging from Radionics' central station receiving equipment, which performs the function of receiving alarm signals from multiple sources, to transmission equipment capable of accessing telephone lines, as well as most of the alternative communication technologies which are commercially available. One of these technologies is BellSouth's new Cellemetry(R) data service, which permits wireless transmission of alarm signals to a central station using existing cellular networks. Another is the ARDIS radio network, which offers a more secure alternative to telephone lines as the means for contacting a central monitoring station, and ultimately the police or fire department. In addition, the Company offers its Safecom long-range wireless alarm transmission system which allows a monitoring company to establish and maintain a proprietary two-way radio network to transmit and receive alarm signals. The Company also offers its Fastlink system which provides one-way radio communication of alarm signals to a remote monitoring station. The Company, through its Radionics and DA Systems subsidiaries, is licensed to manufacture and sell in the U.K. and U.S. derived channel communication devices that transmit alarm signals over the unused bands of standard telephone lines. This allows alarm signals to be transmitted at the same time a telephone line is being used for voice communications.

Security Escort. The Company's Security Escort product is a multiple user help call system which allows a user to alert appropriate security personnel as to their location, name, address and any handicap or other special data by using a palm-size transmitter. Security Escort systems may be enabled to permit a user to trigger a strobe and sound a siren as well. The primary components of a Security Escort system are a central command station which is monitored by security personnel, a Microsoft Windows-based system software package, transceivers, receivers and individual transmitters. This system uses a digital micro-cellular architecture which accommodates up to 16 million individual user ID codes.

The Security Escort's advanced design features include: self-supervision of the system's operational integrity by internally generating and monitoring test transmissions; testing of transmitters by users; and system-generated notices regarding system maintenance requirements. Security Escort allows a user to test the system and his or her transmitter at any time and receive visual confirmation that both are functioning properly. In addition, the system software provides for full archiving of all system activity including victim tracking and alarm map recall.

Fire Products

Fire detection systems work in the same manner as security systems. In fact, many fire detection systems are operated in tandem with a security system by the same control equipment. Fire alarm systems range from conventional systems, which can sense and signal a fire condition or non-condition, to addressable systems, which permit identification of the triggered detector within the system, and analog systems, which permit communication of information regarding the condition of the environment at the detector location. The Company offers fire detection products under the brand names Detection Systems and Radionics. The Company's fire detection product line, which includes products for both residential and commercial applications, features detection components, dedicated control panels, communication equipment and notification devices.

Detectors. The Company's fire detection components sense the presence of smoke and heat by employing a variety of technologies, including beam smoke detectors, photoelectric spot smoke detectors, ionization spot smoke detectors and heat probes. The Company's smoke detectors are differentiated by a patented chamber which provides increased immunity to dust, which is the leading cause of false fire alarms. The Company also has a patented automatic test and calibration feature which continuously senses and signals if dust or other conditions cause the detector's sensitivity to deviate from its acceptable range. The Company's fire detectors offer many of the same features as its security detectors and undergo the same stringent testing requirements.

Control Equipment. As described above, many of the Company's control panels operate both security and fire alarm systems; however, some of the Company's control panels are designed exclusively for operating fire alarm systems.
The Company originally entered the fire detection business as an extension of the security products line by providing fire detection features and accessories through the security control panel. The Company is in the process of introducing two new control product lines for the dedicated fire market, a market which the Company has not historically addressed. One of these products utilizes analog fire monitoring technology.

Communication Equipment. The technologies the Company's products provide for communicating fire alarm signals are the same as those provided by its security alarm communications equipment. In the fire systems market, the Company's capabilities in communications take on added importance because of National Fire Protection Association ("NFPA") guidelines requiring all local fire systems to have communications capability permitting alarm and trouble conditions to be monitored remotely. The Company was among the first to develop a supplementary communications product specifically designed to permit existing systems to be updated to comply with NFPA guidelines. The Company's Safecom long-range wireless system provides fully-supervised two-way fire reporting by radio which provides enhanced security.

Notification Devices. The Company distributes a full range of notification devices such as strobes, horns and sirens varying in color and intensity which fully comply with the Americans with Disabilities Act. These products are distributed under the Company's name and are supplied by a leading specialty manufacturer of such products.

Access Control Products. Electronic access control systems consist of equipment that can identify an authorized individual and permit that person to enter a restricted area. While intrusion control products protect the property when no one is on-site, access control products protect the property while it is occupied. The market for access control systems is divided into three major end-user categories: industrial, commercial, and governmental.

Access control systems can include card-based systems, CCTV-based systems, audio systems and bar code systems. The Company distributes access control products on an OEM basis under the brand names Readykey(R), Easikey(R) and Radionics. Access control products sold by the Company include control systems, card readers, cards and detector accessories.

CCTV Products. CCTV is a system of relaying video and audio signals from a camera to a monitor or a recording device. The term CCTV refers to a closed-circuit system sending signals to select receivers as opposed to a system broadcasting signals to the general public. The Company distributes CCTV products under the brand name DS Vision. These products consist of cameras, monitors, recorders, control units and other accessories. The Company distributes color and black-and-white as well as both high and low resolution cameras and monitors.

MARKETING

The Company's primary customers are: (i) national and regional installation and service companies such as ADT, AFA, Ameritech, Checkpoint, Honeywell, Protection One, and Simplex; (ii) national distributors such as ADI in the U.S., Glastrak in the Netherlands and Rimi in Russia; and (iii) original equipment manufacturers such as Pittway and ITI Technologies that integrate the Company's components into their finished products. The Company has a sales force of approximately 105 representatives of which 43 are domestic and 62 are international. The Company's products are installed in industrial, commercial, institutional and residential buildings, in both new and upgraded system installations.

Domestically, large regional and national accounts are supported directly by regional sales and service managers. The Company's sales managers provide technical support to customers regarding system design, installation and service. The Company also conducts regular training programs for its customers as well as technical seminars at national and regional trade shows. A call to the Company's 800 sales number typically results in same-day shipment of most standard products from one of two warehouses. To support the on-site installer or service person, toll-free 800 lines connect directly to the Technical Service Department. Detection Systems and Radionics maintain regional sales/training personnel in 14 states.

The Company markets the Security Escort multiple user help call system in North America and in Australia. While the system was initially designed for the protection of individuals on college and university campuses, it is suitable for many other applications. The Company is seeking additional distribution relationships to expand the market coverage for the system to other environments, such as apartment complexes, condominiums, retirement communities, hospitals, correctional facilities, governmental facilities and manufacturing facilities.

The Company's line of CCTV products is currently being marketed primarily in Australia, China and Belgium.

The success of the Company depends heavily on the business it conducts with a limited number of significant customers. One customer is also a significant competitor of the Company across many of its product lines and purchases the Company's products to incorporate them into its products and systems. The Company has had long-standing relationships with most of its significant customers; however, it generally does not have supply contracts with them and they may unilaterally reduce or discontinue their purchases without penalty. The Company's loss of (or failure to retain a significant amount of business with) any of these customers could have a material adverse effect on the Company. The Company believes that acquisitions, its international marketing initiatives and its increased use of distributors may help reduce the potential impact of sales fluctuations associated with the Company's largest customers. See Note 9 to the Consolidated Financial Statements for more detailed information about sales to significant customers.

COMPETITION

The markets in which the Company operates are highly competitive. The Company's competitors include manufacturers of security and fire alarm equipment from all over the world. The Company believes its three major competitors are Pittway, the Berwind Group and C&K Systems. In addition, the Company may face competition from new entrants into these markets and increased competition from existing competitors. A number of the Company's competitors have substantially greater financial and other resources than the Company. In many cases the Company's competitors are concentrated in one market niche in the electronic protection industry, allowing them to concentrate their resources in that niche. The Company competes on the basis of providing superior value to customers with respect to both products and services. When selecting intrusion and fire detection equipment, professional installation and service companies consider the breadth of products offered by manufacturers and distributors, product performance and reliability, as well as the incorporation of advanced technological features such as automatic testing, efficiency of delivery, ease of installation and service, sales and technical support services and price. There can be no assurance that the Company's products and services will continue to be competitive and accepted by the market in the future.

MANUFACTURING

The Company has manufacturing facilities in Fairport, New York; Zhuhai, China; Salinas, California; Southall, England; Lille, France and Sydney, Australia. The Company is ISO 9002 certified at its Fairport, Zhuhai, Salinas and Southall locations.

The Company designs its products and prepares specifications for the component parts used in its products. The Company purchases certain components from outside sources and then assembles them into finished products. Before product assembly, components are sample tested for compliance with quality control standards and critical components are individually tested. The Company assembles circuit boards using both automatic and semi-automatic assembly equipment utilizing both pin-through-hole and surface-mount technologies. Intermediate quality control processes are used to evaluate components and products being transferred between assembly departments. Completed circuit boards are tested and calibrated against Company-defined performance standards.

The Company's China manufacturing operations, which commenced during fiscal 1996, are conducted in a 70,000 square foot manufacturing facility in Zhuhai, People's Republic of China. Manufacturing operations and the first product shipments from the Company's China facility commenced in October 1995. The Company has transitioned the manufacturing of many Detection Systems' motion sensors and most of Radionics' controls to the China manufacturing facility. During a portion of fiscal 1998, the Company was required to temporarily resume certain manufacturing operations at the Radionics facility. The Company is in the process of transferring manufacturing of Radionics and DA Systems products to its China facility. The Company is also in the process of consolidating its purchasing for all of its manufacturing materials, which it expects over time will result in additional cost savings. There can be no assurance that such cost savings will be achieved. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's restructuring actions. For further information concerning the Company's manufacturing operations in China, see Sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Statements."

INTELLECTUAL PROPERTY

The Company has obtained over 40 patents related to its products. While the Company obtains patents as appropriate and considers certain of its patents valuable, it does not believe any one of them by itself is crucial to the successful conduct of its business. The Company relies on a combination of patents, trademark registrations, copyrights and confidentiality agreements to protect its intellectual property.

RESEARCH AND DEVELOPMENT

The Company has continually placed significant emphasis on research and development activities through internal efforts and partnering arrangements with third parties. The acquisitions of Radionics, Safecom, DA Systems, Seriee and EDM has provided additional technologies to those it already possessed. It is the Company's intent to continue with its development efforts to keep pace with technological advances in the security and fire protection industries by either further internal efforts, additional acquisitions, or partnering arrangements. The Company expended approximately $9 million, $8 million and $5 million on research and development activities during 1998, 1997 and 1996, respectively.

BACKLOG

Backlog is not significant in the business of the Company.   In general,
orders are processed from inventory on a relatively current basis. It is the Company's goal to maintain four weeks of finished goods inventory for all products in order to meet customer requirements.

YEAR 2000 ISSUES

The Company is in the process of assessing the impacts of Year 2000 and implementing necessary changes. See discussion regarding Year 2000 in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUPPLIERS

The Company purchases raw materials and components worldwide from numerous suppliers. The majority of these materials are generally available from more than one supplier. Certain raw materials used in producing some of the Company's products can be obtained only from one or two suppliers, the shortage of which could adversely impact production of certain security equipment by the Company. The Company does not believe that the loss of any other suppliers would have a material adverse effect on its overall business.

REGULATION

Many of the Company's products require approval by the Federal Communications Commission before they can be marketed in the United States. In addition, commercial acceptance of the Company's products is typically dependent on the listing of such products by Underwriters Laboratories ("UL"). The Company has successfully obtained FCC approval and UL listing of its products in the past; however, it cannot predict whether it will obtain approvals for future products or whether FCC regulations or UL listing requirements relating to the Company's current or future products might change. Internationally there are equivalent approval requirements. See section entitled "Risk Factors."

A number of municipalities have enacted or are considering enacting legislation which penalizes false alarms which trigger responses by police or fire departments. The Company is unable to quantify the effects such legislation may have on the security and fire protection markets as a whole, or on the Company.

Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, and are not expected to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

As of March 31, 1998, the Company directly or indirectly employed approximately 1,100 persons worldwide. Included in this total are 370 persons at the Company's China facility who are under the direct supervision of the Company. None of the Company's employees are represented by a collective bargaining organization, and the Company's management believes employee relations are good.

RISK FACTORS

Impact and Risks of Acquisitions

Between February 1996 and January 1998 the Company made seven acquisitions:
Radionics, DA Systems, Senses, Seriee, RAS, Security Supplies and EDM. Part of the Company's growth strategy is to expand its product catalog, technologies and markets through additional acquisitions. Integration of the operations, management and business information systems of those acquisitions is ongoing. There can be no assurance that the Company will be able to successfully integrate the operations and management of its recent acquisitions or that the Company will be able to consummate or, if consummated, successfully integrate the operations, management and business information systems of future acquisitions. Acquisitions involve several significant risks, including but not limited to risks associated with: (i) the diversion of management's attention to the assimilation of the acquired businesses; (ii) the ability of the acquired businesses to maintain the quality of products and services that the acquired businesses have historically provided; (iii) the need to integrate financial and other systems with those of the Company and the difficulty of achieving adequate internal and financial control and timely reporting; (iv) the loss of key employees of the acquired businesses after the acquisition; (v) unforeseen liabilities of the acquired business; (vi) the dilutive effect of the issuance of additional equity securities; (vii) the incurrence of additional debt as part of such acquisitions or to fund the operations of the acquired business; and (viii) the amortization of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting. In addition, certain of the businesses acquired by the Company have been unprofitable and there can be no assurance that they can be made profitable. There can be no assurance that future acquisition opportunities will become available, that future acquisitions can be consummated on favorable terms or that such acquisitions will contribute to the Company's profitability. In July, 1998 the Company completed the acquisition of two distributors in Europe -- see Note 11 to the Consolidated Financial Statements. The Company continues to investigate and consider acquisition opportunities.

Management of Growth

Recent growth through acquisitions, expansion and related consolidation have resulted in financial and manufacturing system weaknesses and resource constraints on the Company's operations. The Company has made improvements to its financial controls and enhanced its manufacturing information systems during fiscal 1998 in continuing efforts to keep pace with its expanded and more complex operations. During fiscal 1998, several steps were taken to address these matters, including (i) establishing and filling three new financial positions, including a Chief Accounting Officer, and (ii) replacing three different management information systems at its three primary sites with an integrated system and developing that system further to improve financial control. Despite the Company's continuing efforts to improve its financial controls and management information systems, no assurance can be given that it will not continue to experience such weaknesses. The Company's inability to manage growth and the related consolidation effectively could have continuing adverse effects on the Company's results of operations, financial condition and financial reporting information.

Risks Associated with International Operations

The Company is exposed to risks associated with international operations because a significant portion of its products are manufactured at its China facility and it has increasingly significant sales in a number of foreign countries, including China. Certain countries in which the Company conducts business are currently in the midst of a serious economic crisis. There can be no assurance that the Asian economic crisis will not have a material adverse effect on the Company's business or results of operations. The Company is dependent on the local Chinese government for its China factory, personnel and utilities as well as all other municipal services. See "Business-Manufacturing." The Company believes that its relationship with the local Chinese government is good, however, any future deterioration of such relationship could have a material adverse effect on the Company's results of operations. One aspect of the Company's business strategy is to increase the sale of its products in international markets. The Company's international operations give rise to political and economic uncertainties relating to, among other things, U.S. and foreign trade restrictions; foreign government stability; risk of re-negotiation or modification of existing agreements or arrangements with governmental authorities; foreign economic instability; shipping costs and delays; tariffs; export controls; government regulation; patent and trademark availability, protection and registration; foreign exchange restrictions which limit the repatriation of investments and earnings therefrom; changes in taxation or international tax treaties; military action and other hostilities or confiscation of property. While the United States imposes quotas and duties on selected imported products, there are currently no U.S. quotas on the Company's products.

The Company is subject to currency exchange risks to the extent that its purchases and sales occur outside the United States and it is unable to denominate its purchases or sales in dollars or otherwise shift to its customers or suppliers the risks of currency exchange rate fluctuations. Currently, the Company does not engage in currency hedging transactions, although it did engage in a hedging transaction in connection with the purchase of RAS, and it may do so in the future. Fluctuations in exchange rates may affect the results of operations and financial position of the Company's international operations reported in dollars. Additionally, the results of operations, financial condition and competitive position of the Company may be affected by the relative strength of the currencies in countries where its products are sold.

Manufacturing Efficiencies

In April 1995, the Company commenced development of a manufacturing facility in China which became operational in October 1995. This facility has significantly increased the manufacturing capacity of the Company. The Company has transitioned to its China facility a portion of its domestic manufacturing operations, including many Detection Systems' motion sensors and most of the manufacturing operations previously conducted by Radionics, all with the goal of reducing its per unit manufacturing costs. The Company believes its initial transfer of high volume products was successful in reducing costs in fiscal 1997 and the first quarter of fiscal 1998. Subsequently, however, when transferring several hundred additional products, the Company experienced unexpected production inefficiencies. There can be no assurance that the Company will achieve such efficiencies or of the time frame within which such efficiencies will be achieved.

Dependence on Significant Customers

The success of the Company depends on the business it conducts with a limited number of significant customers. One customer is also a significant competitor of the Company across many of its product lines and purchases the Company's products to incorporate them into its products and systems. The Company has had long-standing relationships with most of its significant customers; however, it generally does not have supply contracts with them and they may unilaterally reduce or discontinue their purchases without penalty. The Company's loss of (or failure to retain a significant amount of business with) any of these customers could have a material adverse effect on the Company. The Company believes that its acquisitions, its international marketing initiatives and its increased use of distributors may help reduce the potential impact of sales fluctuations associated with the Company's largest customers. During 1998, sales to the Company's two largest customers accounted for 9.9% and 6.6% of net sales, respectively. In 1997, sales to the Company's two largest customers accounted for 10.7% and 10.6% of net sales, respectively. During 1996, sales to the Company's two largest customers accounted for 13.8% and 9.7% of net sales, respectively. See Note 9 to the Consolidated Financial Statements found in Exhibit 13 of this Form 10-K for more detailed information about sales to significant customers.

Intellectual Property

The Company's ability to compete effectively depends, in part, on its ability to protect its intellectual property, including its patents, trademarks, copyrights and trade secrets, and on its ability to develop and protect future intellectual property. In addition to patents, the Company relies on a combination of trademark registrations, copyrights and confidentiality agreements to protect its proprietary rights in intellectual property. The Company's ability to compete effectively also depends on its ability to avoid infringing on the proprietary rights of others. New patent applications are continually being filed and prosecuted, and pending U.S. patent applications are confidential until patents are issued. As a result, it is impossible to anticipate all potential patent infringement issues. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not independently develop technology or products that compete with or are superior to the products of the Company. Likewise, there can be no assurance that the Company will not inadvertently infringe on the intellectual property rights of others.

Risks of Technological Change

The electronic protection industry is characterized by continuous technological advances, frequent new product introductions and enhancements, declining market prices for similar products over time and changes in customer requirements. The Company's future success will depend in large part on its ability to develop new products and technology to meet customer needs as well as to enhance its existing products and to continually reduce product costs. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements by competitors, or changes in customer requirements could have a material adverse effect on the Company. See "Business--Intellectual Property."

Dependence on Key Personnel

The Company is dependent upon the efforts of certain key members of its senior management team, including Karl H. Kostusiak, President and Chief Executive Officer. The loss of a key member of the Company's senior management team could have an adverse effect on the operations of the Company. The Company carries no key man life insurance on any of its management, but has non-competition agreements with certain key officers and technical personnel.

Product Liability Claims

If an intrusion, fire or other event that the Company's products are designed to detect occurs in a setting where the Company's products have been installed, the Company may be subject to a claim that an error or omission on the part of the Company contributed to the damages resulting from such event, which damages could be substantial. Such a claim could be made whether or not the Company's product performed properly under the circumstances. From time to time the Company is subject to product liability claims in the ordinary course of its business. The Company carries product liability insurance which management believes is adequate; however, a product liability judgment or settlement in excess of available insurance proceeds could have a material adverse effect on the financial condition and results of operations of the Company and any adverse claim or settlement could have an adverse effect on the availability and cost to the Company of product liability insurance. The Company does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition or results of operation of the Company. See "Item 3 -- Legal Proceedings."

Dependence on Suppliers; Concentration of Manufacturing

While the Company manufactures most of the products it sells, certain of the components used in its products are purchased from third parties and are available from a limited number of sources. The loss of any one supplier or an inability of suppliers to provide the Company with the required quantity or quality of these components could have an interruptive effect on the Company's business until such time as an alternative source of supply is found. See "Business - Manufacturing."

Substantially all of the products manufactured by the Company are produced at its facilities in Fairport, New York, Zhuhai, China or Sydney, Australia. Accordingly, any event resulting in the slowdown or stoppage of any of these manufacturing operations could have a material adverse effect on the Company.

Government Regulation and Product Listing

Many of the Company's products require approval by FCC before they can be marketed in the United States. In addition, commercial acceptance of the Company's products is typically dependent on the listing of such products by UL. The Company has successfully obtained FCC approval and UL listing of its products in the past; however, it cannot predict whether it will obtain approvals for future products or whether FCC regulations or UL listing requirements relating to the Company's current or future products might change. Failure to comply with FCC regulations or UL listing requirements, an inability to receive approval for products under development or a change in existing regulations or listing requirements that would make products non-compliant, could have a material adverse effect on the financial condition and results of operations of the Company. Most foreign countries also have similar regulatory agencies and private certification or listing organizations, which could have the same impact on sales of the Company's products within those countries. In addition to the regulation of its products, the Company is subject to local, state, federal and foreign laws regarding the discharge of materials into the environment.

Volatility of Stock Price

The Common Stock has experienced significant volatility since the Company's acquisition of Radionics in February 1996. The market for securities of technology companies historically has been more volatile than the market for stocks in general. The trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcement of future developments including possible acquisitions, new products by the Company or its competitors and other events or factors. These fluctuations may be compounded by the historically low trading volume in the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. See Market for the Registrants Common Stock and Related Security Holder Matters - Price Range of Common Stock."

Litigation

The Company and certain officers and directors have been named defendants in several lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering. For additional information regarding these lawsuits and associated risk factors, see Item 3--Legal Proceedings and Note 10 to the Consolidated Financial Statements of this Form 10-K, which are hereby incorporated by reference thereto.

Year 2000

The Company has assessed the impact of the year 2000 on its products and information systems and is currently in the process of assessing the impact of the year 2000 on its vendors. The Company believes its products are year 2000 compatible. The Company's domestic business information systems will require upgrades and enhancements to be made year 2000 compliant. These upgrades are currently being performed and are expected to be completed prior to the year 2000.

Most of the Company's non-US subsidiaries' information systems will require various degrees of upgrade or replacement to be capable of handling year 2000 issues (excluding the Hong Kong subsidiary, which utilizes the Company's domestic information system). The Company is in the process of finalizing implementation plans for each of its non-US subsidiaries. The Company expects to be capable of handling the year 2000 at all locations without significant interruption to business activity. The estimated remaining costs of year 2000 projects approximate $0.7 million. Management's estimate of the costs and completion dates are dependent on various factors including availability of skilled resources and the ability to locate and modify all relevant software code. The Company cannot provide assurance that actual results will not differ from management's estimates. Failure to complete the project in a timely or complete manner, or within its estimate of project costs, could have a material impact on future results of operations.

The Company has no way of estimating the impact that its customers' and suppliers' year 2000 problems could have on its business. Their failure to implement the required year 2000 corrections in a timely or complete manner, could have a material impact on the Company's future results of operations.

Anti-takeover Provisions

The Company maintains employment and consulting agreements with certain officers which provide that upon the occurrence of certain events following a change in control of the Company, such officers may be entitled to receive the equivalent of three years' compensation and other payments. See "Management--Employment Agreements." The shares beneficially owned by the Company's executive officers and directors and the compensation payable to certain officers following a change in control may have the effect of discouraging persons from pursuing a non-negotiated takeover of the Company and preventing certain changes of control. Also, Section 912 of the New York Business Corporation Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested shareholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company.


ITEM 2. PROPERTIES.

The Company conducts manufacturing, research and general office operations at its 92,000 square foot facility at 130 Perinton Parkway, Fairport, New York.

Radionics' product configuration and general office operations are conducted at its 156,000 square foot facility located in Salinas, California, the lease on which expires in July 1999. The manufacturing of Radionics' products is being transitioned to the Company's China and Fairport facilities.

The Company's China manufacturing operations are conducted in a 70,000 square foot manufacturing facility in Zhuhai, People's Republic of China. Detection Systems (HK) Ltd. ("DS Hong Kong"), a subsidiary of the Company has a sub-contracting agreement with the local Chinese government which runs through June 2000 and requires the government to arrange for a factory, personnel and utilities and for DS Hong Kong to furnish manufacturing equipment, raw materials and management services. Pursuant to this agreement DS Hong Kong pays a fee and production expenses to and makes payments to the workers at the facility.

EDM, a subsidiary of the Company, has a three year lease for 15,500 square feet of manufacturing and office space from the former principal of EDM which expires January 20, 2001.

ITEM 3. LEGAL PROCEEDINGS.

The Company and certain officers and directors have been named defendants in several lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering. The underwriters of the public offering have also been named as defendants in three of these class actions. The actions allege that the Company, certain of its officers and directors and the underwriters made or are responsible for alleged misstatements and omissions in various press releases and public filings concerning the Company's business and financial condition and allegedly misstated its financial results for the second quarter of fiscal 1998. The Company believes these suits to be without merit and intends to defend against them vigorously. However, it is possible that an unfavorable resolution to such lawsuits would have a material adverse impact on the financial condition and/or results of operations of the Company. For additional information regarding these lawsuits, see Note 10 to Consolidated Financial Statements, which is hereby incorporated by reference thereto.

The Company experiences routine litigation in the normal course of business. Also, the Company occasionally receives, and may continue to receive in the future, communications from third parties claiming that the Company's products or technologies infringe on such parties' intellectual property rights. The Company does not believe that any pending or threatened litigation or intellectual property claims will have a material adverse effect on the financial condition or results of the operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ending March 31, 1998.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: DETC. On June 26, 1998, the closing price, as reported by The Nasdaq Stock Market, was $9.000 per share, and the number of shareholders was approximately 4,400. Certain information regarding the price range of the Company's Common Stock (quarterly high and low) is presented below:

PRICE RANGE OF COMMON STOCK

The quarterly high and low bid of the Company's common stock during the past two years (in dollars):

Fiscal Year Commencing April 1, 1998                  High             Low
                                                      ----             ---
  First quarter (through June 26, 1998)             $12.125           $8.875

Fiscal Year Ended March 31, 1998
  Fourth quarter                                    $14.125           $8.500
  Third quarter                                      21.250           13.125
  Second quarter                                     22.500           17.250
  First quarter                                      20.250           12.500

Fiscal Year Ended March 31, 1997
  Fourth quarter                                    $25.500          $14.500
  Third quarter                                      20.875           10.750
  Second quarter                                     13.812            9.687
  First quarter                                      12.312            6.312


                                DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Company's Board of Directors may deem relevant. Certain financial covenants in the Company's current credit facility, including a covenant to maintain a minimum tangible net worth, limit the Company's ability to pay dividends.


ITEM 6. SELECTED FINANCIAL DATA.

The fiscal 1998 and 1997 results are not comparable to the earlier periods due to the acquisitions made during these years which were accounted for as purchases. Unaudited interim quarterly results for the Company over the past two years were as follows (in thousands, except per share data):

Fiscal Year Ending                                       NET  EARNINGS (LOSS)
                                    NET    GROSS      INCOME     PER SHARE*
March 31,                         SALES   MARGIN      (LOSS)    BASIC   DILUTED
---------                        ------  -------     -------   ------   -------
1998                                        (Unaudited)

Fourth quarter**                $32,325  $11,544      $(347)   $(0.06)   $(0.06)
Third quarter, as reported       31,347    9,954        106      0.02      0.02
Adjustment                           --     (344)      (182)    (0.03)    (0.03)
Third quarter, as restated       31,347    9,610        (76)    (0.01)    (0.01)
Second quarter, as reported      34,463   10,928        365      0.08      0.07
Adjustment                           --      502        307      0.06      0.05
Second quarter, as restated      34,463   11,430        672      0.14      0.12
First quarter                    28,208   10,652      1,133      0.25      0.22

1997
Fourth quarter                  $26,765  $11,159     $1,233     $0.26     $0.24
Third quarter                    26,442    9,075      1,074      0.25      0.22
Second quarter                   24,866    8,288        794      0.19      0.17
First quarter                    23,178    7,813        624      0.15      0.14

* Restated to reflect the adoption of SFAS No. 128, "Earnings Per Share," and the three-for-two stock split distributed December 17, 1996.

**Includes significant fourth quarter charges relating to restructuring actions. See Note 10 to the consolidated financial statements of this Form 10-K, which is hereby incorporated herein by reference thereto,.

The second and third quarters of fiscal 1998 have been restated as a result of errors that occurred during the integration of the Company's management information systems, which began in the second quarter of fiscal 1998. See discussion of financial reporting in "Risk Factors--Management of Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's five year summary of operations is presented below. See discussion of acquisition in "Business--Acquisitions" (in thousands, except per share data):

Year Ended March 31,                1998      1997      1996      1995      1994
                                   =====     =====      =====    =====     =====
Net sales                       $126,343   $101,251   $41,858   $34,336  $31,355
Income (loss) before taxes
 and cumulative effect of
 accounting change                 2,377      5,250   (10,665)    2,592    1,571
Provision (benefit) for taxes        955      1,525    (2,810)    1,078      427
Cumulative effect of
 accounting change                                                           131
Net income (loss)                  1,382      3,725    (7,855)    1,514    1,275

AT YEAR END
Current assets                   $68,520    $50,501   $28,426   $17,953  $15,836
Current liabilities               23,576     19,434    12,714     2,990    2,389
Working capital                   44,944     31,067    15,712    14,963   13,447
Total assets                      94,044     68,276    45,897    24,745   22,780
Long term debt                    16,549     28,086    17,936       746    1,145
Shareholders' equity              51,264     17,831    11,569    19,194   17,492
Number of employees                1,100        744       595       320      354
Number of shareholders             4,400      4,000     3,200     3,000    3,000

PER SHARE AMOUNTS*
Net income (loss) - basic          $0.25      $0.85    $(1.87)    $0.38    $0.29
Net Income (loss) - diluted         0.24       0.76     (1.87)     0.35     0.27
Shareholders' equity                7.86       3.99      2.75      4.59     4.33

RATIOS/PERCENTAGES
Gross profit (loss) / sales        33.6%      35.9%     33.2%     39.3%    37.7%
Pre-tax profit (loss) / sales       1.9%       5.2%    (25.5)%     7.5%     5.0%
Net income (loss) / sales           1.1%       3.7%     (8.8)%     4.4%     4.1%
Current ratio                       2.9        2.6       2.2       6.0      6.6

*Restated to reflect the adoption of SFAS No. 128, and the three-for-two stock split distributed December 17, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made nine acquisitions and established a manufacturing facility in China. These initiatives have enabled the Company to significantly expand its product catalog and market reach and to increase its net sales from $34.3 million in fiscal 1995 to $126.3 million in fiscal 1998.

The Company more than doubled its annualized net sales with its purchase of Radionics in February 1996, its first acquisition. The Radionics acquisition had a significant impact on the comparative information for fiscal years 1997 and 1996 with respect to the results of operations. Radionics had net sales of $45.1 million for the year ended December 31, 1995. The Radionics acquisition was funded by borrowings under a commercial credit facility which caused a significant increase in interest expense in fiscal 1997 and 1998.

In April 1995, the Company commenced development of a manufacturing facility in China which became operational in October 1995. This facility has significantly increased the manufacturing capacity of the Company. The Company has transitioned to its China facility a portion of its domestic manufacturing operations, including many Detection Systems' motion sensors and most of the manufacturing operations previously conducted by Radionics, all with the goal of reducing its per unit manufacturing costs. The Company believes its initial transfer of high volume products was successful in reducing costs in fiscal 1997 and the first quarter of fiscal 1998. Subsequently, however, when transferring several hundred additional products, the Company experienced unexpected production inefficiencies. For further information regarding the risk associated with the accomplishment of manufacturing efficiencies, see "Risk Factors--Manufacturing Efficiencies" and "Forward-Looking Statements" in this Form 10-K which are incorporated herein by reference thereto.

During fiscal 1997 and 1998, the Company completed six additional acquisitions: (i) the purchase in July 1996 of certain assets of Senses of California, which had annual net sales of approximately $2.0 million, (ii) the purchase in May 1997 of DA Systems of the United Kingdom, which had annual net sales of approximately $10.8 million, (iii) the purchase in June 1997 of Seriee of France, which had annual net sales of approximately $6.3 million,(iv) the purchase in June 1997 of RAS of Belgium, which had annual net sales of approximately $9.9 million, (v) the purchase in November 1997 of Security Supplies of New Zealand, which had annual net sales of approximately $.8 million, and (vi) the purchase in January 1998 of EDM of Australia, which had annual net sales of approximately $4.6 million. These acquisitions have served both to broaden the Company's product lines and to increase its international presence. The acquisitions have a significant impact on comparative financial information for fiscal years 1998, 1997 and 1996. In June 1998, the Company completed the acquisition of two distributors in Europe - see Note 11 to the Consolidated Financial Statements.

The Company recognizes net sales upon shipment of products to customers. Production expenses include materials, direct labor and manufacturing overhead as well as an allocated portion of indirect overhead. Research and development expenses include costs associated with salaries and benefits for certain engineering employees, supplies, agency approvals, depreciation and occupancy, as well as charges for independent testing and independent contractors engaged for specific projects. Marketing, administrative and general expenses include costs related to the Company's sales efforts and corporate and general administrative functions, including costs of executive, administrative and sales personnel, marketing/selling supplies, advertising, outgoing freight, customs and other costs associated with product delivery, depreciation and professional fees.

Recent growth through acquisitions, expansion and related consolidation have resulted in financial and manufacturing system weaknesses and resource constraints on the Company's operations. The Company has made improvements to its financial controls and enhanced its manufacturing information systems during fiscal 1998 in continuing efforts to keep pace with its expanded and more complex operations. During fiscal 1998, several steps were taken to address these matters, including (i) establishing and filling three new financial positions, including a Chief Accounting Officer, and (ii) replacing three different management information systems at its three primary sites with an integrated system and developing that system further to improve financial control. For risk factors associated with the Company's management of growth, see "Risk Factors--Management of Growth" in Item 1 of this Form 10-K which is incorporated herein by reference thereto.

The Company and certain officers and directors have been named defendants in several lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering. The Company believes these suits to be without merit and intends to defend against them vigorously. For risk factors associated with the above referenced lawsuits, see "Risk Factors--Litigation" and Note 10 to the Consolidated Financial Statements of this Form 10-K which are incorporated herein by reference thereto.


Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

Fiscal Year Ended March 31,                   1998         1997        1996
                                              ====         ====        ====
Net sales                                    100.0%       100.0%      100.0%
Costs and expenses:
  Production                                  66.4         64.2        66.9
  Research and development                     6.8          8.0        11.2
  Marketing, administrative & general         23.2         21.2        24.8
  Purchased in-process
   research and development                                            22.3
                                              ----         ----        ----
Operating income (loss)                        3.5          6.6       (25.2)

Interest income                                0.2          0.1         0.8
Interest expense                              (1.8)        (1.7)       (0.8)
Other income (expense)                        (0.1)         0.2        (0.3)
                                               ---          ---        ----
Income (loss) before income taxes              1.8          5.2       (25.5)
Provision (benefit) for income taxes           0.7          1.5        (6.7)
                                               ---          ---         ---
Net income (loss)                              1.1%         3.7%      (18.8%)
                                               ===          ===        ====


Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

The Company's net sales increased 24.8% to $126.3 million in fiscal 1998 from $101.3 million in fiscal 1997. The acquisition of businesses in fiscal 1998 accounted for approximately $24.2 million of this increase, while sales from the Company's on-going businesses accounted for approximately $0.8 million. Sales of the Company's on-going operations were impacted by its purchase of RAS and Seriee during fiscal 1998, both of whom had been distributors of the Company's products in Europe. Sales to RAS and Seriee were approximately $1.3 million in fiscal 1997. Sales were also impacted by lower than anticipated sales to one of the Company's major customers and the acquisition of two of the Company's customers by other businesses. The Company has been able to offset, in part, the declines in sales to those customers with increased sales to a broader base of customers. See Note 9 to the Consolidated Financial Statements for information regarding the Company's sales by geographic region and to significant customers.

Production expenses increased 29.2% to $83.9 million in fiscal 1998 from $64.9 million in fiscal 1997. As a percentage of net sales, production expenses increased to 66.4% from 64.2%. The increase in production expenses was primarily due to the increase in net sales. The increase in production expenses as a percentage of net sales was primarily due to acquisitions of redistributor businesses during fiscal 1998 and unexpected manufacturing inefficiencies, as discussed above. The lower margin earned by the Company's acquisitions is reflective of the fact that margins associated with the product redistribution business are typically lower than margins associated with the sale of proprietary product. Excluding the impact of acquisitions, production expenses as a percent of sales were consistent with the prior year at 64.2%.

Research and development expenses increased $.5 million to $8.6 million in fiscal 1998 from $8.1 million in fiscal 1997. As a percent of net sales, research and development expenses decreased to 6.8% in fiscal 1998 from 8.0% in fiscal 1997. The increase in research and development expenses is due to the acquisition of certain businesses with research and development activities (DA Systems, EDM and Seriee) and the continued emphasis of the Company on new product development. The decrease in research and development expenses as a percentage of net sales is due to lower rate of spending on research and development by the businesses acquired in fiscal 1998 compared to the Company's on-going operations, since most of the businesses acquired in fiscal 1998 focus on product distribution. In addition, the Company continued to benefit from synergies created by the consolidation of certain research and development activities between Radionics and the Company.

Marketing, administrative and general expenses increased $7.8 million to $29.3 million in fiscal 1998 from $21.5 million in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 23.2% in fiscal 1998 from 21.2% in fiscal 1997. The increase in marketing, administrative and general expenses was primarily due to the acquisition of businesses in fiscal 1998. Acquired businesses accounted for approximately $6.3 million of this increase. In addition, a charge of approximately $0.4 million was recorded in the fourth quarter of fiscal 1998 relating to the restructuring of the Company's Radionics manufacturing facility. This restructuring relates to severance associated with the transfer of all remaining manufacturing from the Company's Radionics facility to its China facility. It is expected that these actions will be fully implemented during the third quarter of fiscal 1999. The Company expects to save approximately $2.0 million annually in salaries and benefits as a result of this fiscal 1998 action. See Note 10 to the Consolidated Financial statements for fiscal 1999 restructuring actions which are expected to save an additional $2.0 million annually in salaries and benefits.

Included in other expense are losses from fluctuations in currency exchange rates of approximately $0.3 million, compared to a gain of $0.1 million in the prior year. The Company does not currently hedge foreign exchange risk, but may develop a formal hedging program in fiscal 1999.

Interest expense increased $.5 million to $2.2 million in fiscal 1998 from $1.8 million in fiscal 1997. The increase was primarily attributable to a higher average outstanding balance of debt in fiscal 1998 compared to fiscal 1997, which resulted from the Company's international expansion and higher inventory levels.

The Company's effective income tax rate for fiscal 1998 was 40.9% compared to an effective rate of 29.0% in fiscal 1997. The effective income tax rate was primarily impacted by non-deductible goodwill, and the elimination of research and development credits.


Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

The Company's net sales increased 141.9% to $101.3 million in fiscal 1997 from $41.9 million in fiscal 1996. The acquisition of Radionics in February 1996 accounted for $45.6 million of this increase, while international and domestic sales growth accounted for $7.2 million and $6.5 million, respectively. See Note 9 to the Consolidated Financial Statements for information regarding the Company's sales information by geographic region and to significant customers.

Production expenses increased 132.0% to $64.9 million in fiscal 1997 from $28.0 million in fiscal 1996. As a percentage of net sales, production expenses decreased to 64.2% in fiscal 1997 from 66.9% in fiscal 1996. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to manufacturing efficiencies achieved by transitioning a portion of its domestic manufacturing to its China facility during fiscal 1997.

Research and development expenses increased 72.7% to $8.1 million in fiscal 1997 from $4.7 million in fiscal 1996. As a percentage of net sales, research and development expenses decreased to 8.0% in fiscal 1997 from 11.2% in fiscal 1996. The increase in research and development expenses was primarily due to the addition of Radionics' research and development expenses. The decrease in research and development expenses as a percentage of net sales was primarily due to savings achieved from the consolidation of certain research and development efforts of Radionics and the Company.

Marketing, administrative and general expenses increased 103.6% to $21.5 million in fiscal 1997 from $10.4 million in fiscal 1996. As a percentage of net sales, marketing, administrative and general expenses decreased to 21.2% in fiscal 1997 from 24.8% in fiscal 1996. The increase in marketing, administrative and general expenses was primarily due to the addition of Radionics' operations. The decrease in marketing, administrative and general expenses as a percentage of net sales was primarily due to savings derived from the consolidation of Radionics into the Company's organization.

Interest expense increased to $1.8 million in fiscal 1997 from $0.3 million in fiscal 1996. This increase was primarily due to the debt financing associated with the Radionics acquisition. Interest income decreased to $0.1 million in fiscal 1997 from $0.3 million in fiscal 1996.

The Company's effective income tax rate for fiscal 1997 was 29.0% compared to a benefit rate of 26.4% in fiscal 1996. The fiscal 1997 effective rate reflects the benefits of certain lower foreign income tax rates used to promote economic growth and the utilization of loss carryforwards from fiscal 1996.

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

During fiscal 1998, the Company's operating activities used $6.1 million.
The primary factor contributing to this use of cash was a $4.7 million decrease in accounts payable. Inventories used approximately $1.6 million of cash to support the Company's continued transition of manufacturing to China and geographic expansion. Accounts receivable used approximately $1.8 million of cash. Net income, depreciation and amortization provided $5.4 million of net operating cash while other account changes used $3.4 million of operating cash. The Company believes that the consolidation of its manufacturing operations will enable it to reduce future inventory levels.

During fiscal 1998, cash used in investing activities was $12.5 million and was utilized for the acquisition of several business and capital expenditures.

During fiscal 1998, cash provided by financing activities was $19.5 million. The two primary sources of this cash were: (i) receipt of $28.7 million from a public offering of the Company's common stock in September, 1997 and (ii) short term borrowings of approximately $2.7 million. The primary uses of cash relate to the repayment of $12.4 million of borrowings and the repurchase of $3.8 million of the Company's common stock from the seller of DA Systems with the proceeds from the offering.

Pursuant to the terms of the Company's debt agreements, the Company has certain ratios and covenants to maintain with respect to such items as working capital, funded debt and fixed charges. Failure to comply with these guidelines constitutes a default and permits the lenders to cause the obligations to become currently due. The Company is in compliance with, or has obtained waivers for any noncompliance with, all covenants and requirements under the terms of the borrowing agreements.

Capital Resources. On March 31, 1998, the Company had cash balances of $3.2 million. On that date, the Company had a $17.0 million revolving credit facility that was nominally drawn. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage, and matures on July 31, 2000.

The Company expects to continue its pursuit of acquisitions and the development of new products and markets. These expenditures will include continued research and development investment in several detection, control and communication projects. The Company also plans to continue its efforts to market its products internationally.

The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 1999. However, there can be no assurance that existing cash flow will be sufficient to fund the Company's on-going operations.

Year 2000. The Company has assessed the impact of the year 2000 on its products and information systems and is currently in the process of assessing the impact of the year 2000 on its vendors. The Company believes its products are year 2000 compatible. The Company's domestic business information systems will require upgrades and enhancements to be made year 2000 compliant. These upgrades are currently being performed and are expected to be completed prior to the year 2000.

Most of the Company's non-US subsidiaries' information systems will require various degrees of upgrade or replacement to be capable of handling year 2000 issues. The Company is in the process of finalizing implementation plans for each of its non-US subsidiaries. The Company expects to be capable of handling the year 2000 at all locations without significant interruption to business activity. The estimated remaining costs of year 2000 projects approximate $0.7 million.

Management's estimate of the costs and completion dates are dependent on various factors including availability of skilled resources and the ability to locate and modify all relevant software code. For information regarding the risks associated with the Company's compliance with Year 2000, see "Risk Factors--Year 2000" in Item 1 of this Form 10-K which is incorporated herein by reference thereto.

Dividend Policy. The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy not to pay cash dividends.

Inflation. During fiscal 1998, 1997 and 1996, inflation did not have a significant impact on the Company's business, or results of operations.

New Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders; to report certain enterprise-wide information about products and services, activities in different geographic areas, and reliance on major customers; and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

The adoption of the disclosure requirements of SFAS 130 and SFAS 131 in fiscal 1999 are not expected to have a significant impact on the Company's financial statement disclosures.

Forward-Looking Statements

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "plan," "anticipate," "intend," "could," "estimate," "continue," "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section and elsewhere in this Form 10-K, which is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required in this section are included as Exhibit 13 of this Form 10-K, which is incorporated herein by reference thereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The officers of the Company are as follows:

Name and Age                Position, Offices Held and Year Appointed
------------                -----------------------------------------
Karl H. Kostusiak (59)      President (1968)

David B. Lederer (58)       Vice President, Business Development (1968)

George E. Behlke (40)       Vice President, Engineering (1995)

Frank J. Ryan (42)          Vice President, Secretary and Treasurer (1982)

Lawrence R. Tracy (51)      President, Radionics and Detection Systems,
                             International, Inc., subsidiaries of Detection Systems, Inc. (1995)

Each officer is elected to serve until the first meeting of the Board of Directors held after the next annual meeting of shareholders and until his successor is elected and has qualified. There is no family relationship between any of the above officers.

Messrs. Kostusiak and Lederer have been President and Executive Vice President of the Company since it was formed in 1968. Effective April 1, 1998, Mr. Lederer has reduced his involvement to half time. In connection with this, Mr. Lederer's title was changed from Executive Vice President to Vice President, Business Development. Mr. Ryan has been employed by the Company in various financial positions since 1980 and was promoted to Vice President in 1989. Mr. Tracy was hired in February 1995 as President of the Company's Detection Systems International, Inc. subsidiary and was named President of Radionics, Inc. on February 13, 1996. Mr. Behlke has been employed by the Company in various engineering positions since 1977 and was promoted in May 1995 to Vice President.

The Company's Proxy Statement for the 1998 Annual Meeting of Shareholders contains the other information required by Item 10 of Form 10-K. That information is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The "Executive Compensation" section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders contains the information required by Item 11, and is incorporated by reference to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company has stock purchase agreements with Messrs. Kostusiak and Lederer which could in the future result in a change of control of the registrant. These agreements are included in Exhibit 10 in this Form 10-K.

The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders contains the information required by Item 12, and is incorporated by reference to this Form 10-K.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders contains the information required by Item 13, and is incorporated by reference to this Form 10-K.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:
                                                                         Page
                                                                        ------
     (1) Consolidated Financial Statements:
         Report of Independent Accountants................................33
         Consolidated Balance Sheet.......................................34
         Consolidated Statement of Operations and Retained Earnings.......35
         Consolidated Statement of Cash Flows.............................36
         Notes to Consolidated Financial Statements.......................37

     (2) Consolidated Financial Statement Schedule V - Valuation
            and Qualifying Accounts.......................................32

         Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3) See Exhibit index beginning on page 29 of this Form 10-K.

(b) There were no Form 8-K filings during the last quarter of the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DETECTION SYSTEMS, INC.
                                          (Registrant)



Date:  July 14, 1998                      By: /s/ Karl H. Kostusiak
                                          Karl H. Kostusiak
                                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                      Date
---------                         -----                      -----

/s/ Karl H. Kostusiak             President and Director     July 14, 1998
Karl H. Kostusiak                 (Principal Executive
                                  Officer)

/s/ Frank J. Ryan                 Vice President             July 14, 1998
Frank J. Ryan                     Secretary/Treasurer
                                  (Principal Financial
                                  Officer)

/s/ Christopher P. Gerace         Chief Accounting Officer   July 14, 1998
Christopher P. Gerace             (Principal Accounting
                                  Officer)

Donald R. Adair                   Director

Mortimer B. Fuller, III           Director

David B. Lederer                  Director

Edward C. McIrvine                Director

By: /s/ Karl H. Kostusiak         Attorney-in-Fact           July 14, 1998
Karl H. Kostusiak


                                EXHIBIT INDEX

Item
No.            Exhibits                          Location
----           --------                          --------
3(a)     Detection Systems, Inc.        Incorporated by reference to
         Certificate of Incorporation   Exhibit 3(a) of the Company's
         as amended                     1993 Annual Report on Form 10-K

3(b)     Detection Systems, Inc.        Incorporated by reference to
         By-Laws as amended             Exhibit 3(b) of the Company's
                                        1993 Annual Report on Form 10-K

10(a)    Medical reimbursement plan     Incorporated by reference to
                                        Exhibit 10(b) of the Company's
                                        1997 Annual Report on Form 10-K

10(b)    Employee stock purchase plan   Incorporated by reference to
                                        Exhibit 10 of the Company's 1994
                                        Annual Report on Form 10-K

10(c)    Fleet Amended & Restated       Incorporated by reference to
         Credit Facility Agreement      Exhibit 10(d) of the Company's
         dated February 12, 1996        1996 Annual Report on Form 10-K

10(d)    Amended and Restated Credit    Incorporated by reference to
          Facility Agreement            Exhibit 10(d) of the Company's
          (Amendment #1) dated May      1997 Annual Report on Form 10-K
          31, 1996

10(e)    Amended and Restated Credit    Incorporated by reference to
          Facility Agreement            Exhibit 10(d) of the Company's
          (Amendment #2) dated          1997 Annual Report on Form 10-K
          February 13, 1997

10(f)    Deferred Compensation Plan     Incorporation by reference to
         and Deferred Bonus Plan.       Exhibit 10(c) to the Company's
                                        Quarterly Report on Form 10-Q,
                                        for the quarter ended 12/31/97

10(g)    1992 Restated Stock Option     Incorporated by reference to
         Plan                           Exhibit 22 of the Company's 1995
                                        Annual Report on Form 10-K

10(h)    1997 Stock Option Plan         Incorporated by reference to
                                        Exhibit 10(o)of the Company's
                                        Registration Statement on Form
                                        S-2 (No. 333-31951) filed on
                                        7/24/97.

10(i)    Executive Officer Cash Bonus   Included as Exhibit 10(i) of this
         Plan                           Annual Report on Form 10-K

10(j)    Executive employment           Included as Exhibit 10(j) of this
         contract with Karl H.          Annual Report on Form 10-K
         Kostusiak.

10(k)    Executive employment           Incorporated by reference to
         contract with David B.         Exhibit 10(b) of the Company's
         Lederer.                       Quarterly Report on Form 10-Q for
                                        the period ended June 30, 1997.

10(l)    Executive employment           Incorporated by reference to
         contract with Lawrence R.      Exhibit 10 of the Company's 1995
         Tracy.                         Annual Report on Form 10-K

10(m)    Stock Purchase Agreements      Incorporated by reference to
         with Karl H. Kostusiak and     Exhibit 10(n) of the Company's
         David B. Lederer               1997 Annual Report on Form 10-K

11       Statement re: Computation of   Included as Exhibit 11 of this
         Per Share Earnings             Annual Report on Form 10-K

13       Excerpts from Annual Report    Included as part of this Annual
         to Security Holders            Report on Form 10-K

22       Proxy Statement                To be filed within 120 days of
                                        the Company's fiscal year end.

23       Consent of Independent         Included as Exhibit 23 of this
         Accountants                    Annual Report on Form 10-K

24       Powers of Attorney             Included as Exhibit 24 of this
                                        Annual Report on Form 10-K

27       Financial Data Schedule        Included as Exhibit 27 of this
                                        Annual Report on Form 10-K


                           DETECTION SYSTEMS, INC.
                          SCHEDULE V - VALUATION AND
                             QUALIFYING ACCOUNTS
                          (In thousands of dollars)

                          Year ended March 31, 1998
                          -------------------------

                                       Additions
                       Balance at     charged to     Deduction:       Balance
                        beginning      costs and      Write-off        at end
Description               of year       expenses      of assets       of year
-----------             ---------      ---------      ---------       -------
Allowance for
doubtful accounts            $314           $901           $182        $1,033

Allowance for
obsolete inventory          1,615          2,108          1,431         2,292
                            -----          -----          -----         -----
                           $1,929         $3,009         $1,613        $3,325
                            =====          =====          =====         =====


                          Year ended March 31, 1997
                          -------------------------
                                       Additions
                       Balance at     charged to     Deduction:       Balance
                        beginning      costs and      Write-off        at end
Description               of year       expenses      of assets       of year
-----------              --------       --------      ---------       -------
Allowance for
doubtful accounts          $  235           $ 84           $  5        $  314

Allowance for
obsolete inventory            979            878            242         1,615
                            -----            ---            ---         -----
                           $1,214           $962           $247        $1,929
                            =====            ===            ===         =====


                      Report of Independent Accountants



To the Board of Directors and
Shareholders of Detection Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Detection Systems, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP

Rochester, New York
June 29, 1998



                           DETECTION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share data)


At Year Ended March 31,                                          1998     1997
                                                                 ----     ----
Assets
Current assets:
Cash and cash equivalents                                      $3,160   $2,244
Accounts receivable, less allowance for doubtful
  accounts ($1,033 and $314, respectively)                     23,505   15,246
Inventories                                                    38,154   29,996
Other current assets                                            3,701    3,015
                                                              -------  -------
                                                               68,520   50,501
                                                              -------  -------
Fixed assets, net                                              12,142   11,248
Goodwill, net                                                   8,907    2,943
Other assets                                                    4,475    3,584
                                                              -------  -------
                                                              $94,044  $68,276
                                                              =======  =======

Liabilities and Shareholders' Equity
Current liabilities:
Short term borrowings                                          $4,002
Current portion of long term debt                                 405   $1,102
Accounts payable                                               12,368   12,259
Accrued payroll and benefits                                    1,636    2,818
Other current liabilities                                       5,165    3,255
                                                              -------  -------
                                                               23,576   19,434
                                                              -------  -------
Other liabilities                                               2,655    2,925
Long term debt                                                 16,549   28,086

Shareholders' equity:
Common stock, par value $.05 per share
  Authorized - 12,000 shares
  Issued - 6,518 shares and 4,479 shares, respectively            326      224
Capital in excess of par value                                 44,805    9,449
Retained earnings                                               9,976    8,594
                                                              -------  -------
                                                               55,107   18,267
Less - Treasury stock, at cost - 229 shares
  and 6 shares, respectively                                  (3,785)      (53)
Notes receivable for stock purchases                             (14)     (378)
Cumulative translation adjustment                                (44)       (5)
                                                              -------  -------
                                                               51,264   17,831
                                                              -------  -------
                                                              $94,044  $68,276
                                                              =======  =======

            See accompanying notes to consolidated financial statements.

                           DETECTION SYSTEMS, INC.
          CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    (in thousands, except per share data)


Year ended March 31,                                1998        1997      1996
                                                    ----        ----      ----

Net sales                                       $126,343    $101,251   $41,857

Costs and expenses:
 Production                                       83,863      64,916    27,978
 Research and development                          8,579       8,115     4,700
 Marketing, administrative and general            29,321      21,502    10,392
 Purchased in-process research and development                           9,350
                                                 -------      ------    ------
                                                 121,763      94,533    52,420
                                                 -------      ------    ------
Operating income (loss)                            4,580       6,718   (10,563)

Other income (expense)
  Interest income                                    201         131       340
  Interest expense                                (2,236)     (1,765)     (320)
  Other income (expense)                            (208)        166      (122)
                                                 -------      ------    ------
Income (loss) before income taxes                  2,337       5,250   (10,665)

Provision (benefit) for income taxes                 955       1,525    (2,810)
                                                 -------      ------    ------
Net income (loss)                                  1,382       3,725    (7,855)

Retained earnings at beginning of year             8,594       4,869    12,724
                                                 -------      ------    ------
Retained earnings at end of year                 $ 9,976     $ 8,594   $ 4,869
                                                 =======      ======    ======
Earnings (loss) per share:
  Basic                                            $0.25       $0.85    $(1.87)
                                                    ====        ====     =====

  Diluted                                          $0.24       $0.76    $(1.87)
                                                    ====        ====     =====

         See accompanying notes to consolidated financial statements.

                             DETECTION SYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    (in thousands, except per share data)

Year Ended March 31,                                   1998     1997       1996
                                                       ----     ----       ----
Cash flows from operating activities:
 Net income (loss)                                   $1,382   $3,725    ($7,855)

 Adjustments to reconcile net income (loss)to
  net cash used in operating activities:
  Depreciation and amortization                       4,040    2,737      2,043
  Purchased in-process research and development                           9,350
  Deferred compensation                                 457        5        218
  Deferred income taxes                                 501      178     (3,536)
  Stock based compensation                               87      147         35
 Changes in operating assets and liabilities:
  Accounts receivable                                (1,795)  (4,764)    (1,156)
  Inventories                                        (1,574) (15,929)    (4,265)
  Accounts payable                                   (4,711)   6,028      2,355
  Accrued payroll and benefits                       (1,449)   1,252        190
  Other assets and liabilities                       (2,991)      22     (1,095)
                                                     ------   ------     ------
  Total adjustments                                  (7,435) (10,324)     4,139
Net cash used in operating
  activities                                         (6,053)  (6,599)    (3,716)
                                                     ------   ------     ------
Cash flows from investing activities:
 Purchase of businesses net of cash acquired         (9,618)            (17,965)
 Capital expenditures                                (2,832)  (3,983)    (3,102)
 Short term investments                                                   2,421
                                                     ------   ------    -------
Net cash used in investing activities               (12,450)  (3,983)   (18,646)
                                                     ------   ------     ------
Cash flows from financing activities:
 Short term borrowings                                2,741               1,184
 Proceeds from long term debt                                 10,047     17,750
 Principal payments on long term debt and
  capital lease obligations                         (12,398)    (540)      (434)
 Issuance of common stock                            28,702    2,239         94
 Repurchase of common stock                          (3,767)
 Stock options exercised                              4,180      148        109
                                                     ------   ------     ------
Net cash provided by financing
 activities                                          19,458   11,894     18,703
                                                     ------   ------     ------
Effect of exchange rate changes on cash balances        (39)       2         (8)
Net increase (decrease) in cash and
 cash equivalents                                       916    1,314     (3,667)
Cash and cash equivalents at beginning of year        2,244      930      4,597
                                                     ------   ------     ------
Cash and cash equivalents at end of year             $3,160   $2,244     $  930
                                                     ======   ======     ======
Cash paid during the year for:
Interest                                             $2,438   $1,575     $  227
                                                     ======   ======     ======
Income taxes                                         $1,502   $1,096     $1,042
                                                     ======   ======     ======

         See accompanying notes to consolidated financial statements.


                           DETECTION SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998, 1997 AND 1996
                    (in thousands, except per share data)


NOTE 1 - DESCRIPTION OF OPERATIONS AND ACCOUNTING POLICIES:

DESCRIPTION OF OPERATIONS -

Detection Systems, Inc. ("the Company") designs, manufactures and markets electronic detection, control and communication equipment for the security, fire protection, access control and CCTV industries.

PRINCIPLES OF CONSOLIDATION -

The consolidated financial statements of the Company include all majority-owned U.S. and non-U.S. subsidiaries. Intercompany accounts, transactions and profits are eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at year-end as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS -

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less as of the date of purchase.

INVENTORIES -

Inventories, which include materials, labor and overhead, are recorded at the lower of cost, determined by the first-in, first-out method, or market value. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments, or other economic factors.

FIXED ASSETS AND EQUIPMENT UNDER CAPITAL LEASE -

Buildings and related improvements are depreciated using the straight-line method over an estimated useful life ranging from 26 to 40 years. Land improvements, machinery and equipment, production tooling and furniture are depreciated on the straight-line method over estimated useful lives ranging from three to ten years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

GOODWILL -

Goodwill represents the excess of the cost of net tangible assets acquired in business combinations over their fair value. Goodwill is amortized using the straight-line method over periods ranging from three to twenty years. The Company evaluates goodwill and all long-lived assets for impairment when events or changes in circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121. This is accomplished by comparing the estimated undiscounted future cash flows with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the discounted future cash flows. Accumulated amortization of goodwill at March 31, 1998 and 1997 was approximately $1,141 and $494, respectively.

RETIREMENT PLANS -

The Company has two defined contribution pension plans which, in aggregate, cover substantially all domestic employees. The first plan requires the Company to match 100% of an employee's contribution up to one percent of the employee's base salary and 25% of an employee's contribution between two and four percent of the employee's base salary. The second plan permits employees to contribute up to 20% of their eligible earnings. Annual contributions by the Company out of its net profits are in amounts approved by the Company's Board of Directors. The Company's contributions to these plans were approximately $239, $155 and $117 in 1998, 1997 and 1996, respectively.

During the first quarter of fiscal 1997, the Company established a defined benefit pension plan for certain key executives. The plan provides for an annual benefit of 12% of their ending annual compensation and medical expense coverage for life after retirement. The liability is being recognized over their remaining service periods.

REVENUE RECOGNITION -

Revenues are recognized when product is shipped. Revenue is reduced for estimated customer returns and allowances. A provision for estimated product warranty cost is recorded for product shipments.

RESEARCH AND DEVELOPMENT COSTS -

All product development costs are charged to operations during the period incurred.

FOREIGN CURRENCY TRANSLATION -

Assets and liabilities of non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

STOCK BASED COMPENSATION -

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation cost to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the amount an employee must pay to acquire the stock.

INCOME TAXES -

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes in accordance SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory rates in effect for the year in which the differences are expected to reverse.


EARNINGS PER SHARE -

The Company adopted SFAS No. 128, "Earnings Per Share," during the quarter ended December 31, 1997. As required by this Statement, earnings per share of prior periods are presented in accordance with the provisions of SFAS No.
128. There are no significant reconciling items between net income as presented in the consolidated statement of operations and net income available to common stockholders used in the calculation of earnings per share. Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate to deferred compensation plans, options and warrants, as follows:

Year ended March 31,                                1998      1997      1996
                                                    ----      ----      ----
Weighted average number of shares outstanding 5,433 4,359 4,196 Shares associated with deferred compensation,
  option and warrant plans                           290       575        --

CONCENTRATION OF CREDIT RISK -

Financial instruments which potentially expose the Company to concentration of credit risk consist principally of bank deposits, temporary investments and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and the Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS -

The carrying amount of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and short term borrowings, approximates their fair value at March 31, 1998 and 1997 as the maturity of these instruments is short term. The carrying amount of the Company's long-term debt obligations approximates their fair value as the interest rates on such obligations approximate the market rate at March 31, 1998 and 1997.

CASH FLOW STATEMENT -

Non-cash transactions during 1998 consisted of the acquisition of certain businesses with shares of the Company's common stock. See Note 2.

NOTE 2 - ACQUISITIONS

From its inception in 1968 until early 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy which focused on expanding its product offerings, establishing an international sales presence, increasing its manufacturing capacity and improving its manufacturing cost structure. The Company has since made nine acquisitions and established a manufacturing facility in China. These initiatives have enabled the Company to significantly expand its product catalog and market scope.

Fiscal 1998 Acquisitions
In May 1997, the Company acquired all of the outstanding stock of Digital Audio Ltd. ("DA Systems"), in exchange for 222 shares of its common stock. The shares were callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and could be put to the Company at that price after that date. The Company exercised its call option to repurchase these shares in connection with the issuance of common stock in September 1997. The cost of this acquisition was approximately $4,000. DA Systems is a British manufacturer of security control equipment with annual net sales of approximately $10,800 prior to its acquisition.

In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. ("Seriee") of France, in exchange for 34 shares of its common stock, valued at approximately $600. Seriee is a manufacturer of electronic control and communication equipment and had annual net sales of approximately $6,300, prior to its acquisition.

In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-Active Systems N.V.("RAS") of Belgium for approximately $3,600 in cash. RAS has the largest security equipment distribution network in Belgium with annual net sales of approximately $9,900, prior to its acquisition.

In November 1997, the Company acquired all of the outstanding stock of Security Supplies NZ Ltd. ("Security Supplies") of New Zealand for approximately $50 in cash. Security Supplies provided the Company with immediate access to an established market base in New Zealand and good growth potential and had annual sales of approximately $800 prior to its acquisition.

In January 1998, the Company acquired all of the outstanding stock of Electronics Design & Manufacturing Pty Limited ("EDM") of Australia in exchange for 187 shares of its common stock and $2,800 in cash. EDM is a major Australian manufacturer of security control equipment with annual net sales of approximately $4,600, prior to its acquisition.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee, RAS, Security Supplies, and EDM are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of purchase price for each business, except for EDM, for which the purchase price allocation has not been finalized. Unallocated excess of purchase price over net assets acquired as of March 31, 1998 is $3,200 and is included with goodwill.

The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company as though the acquisitions were made at the beginning of fiscal 1998 and fiscal 1997, respectively. The pro forma amounts do not necessarily reflect the results that actually would have been obtained had the transactions taken place at the beginning of period indicated, nor are they intended to be a projection of future results:

                                                  1998        1997
                                                  ----        ----
                                                    (Unaudited)
      Net sales                               $137,614    $136,155
      Costs and expenses                       134,965     131,305
      Income before taxes                        2,649       4,850
      Net income                                 1,544       3,447
      Net income per share
          Basic                                   0.28        0.79
          Diluted                                 0.27        0.70

Fiscal 1997 Acquisition
In July 1996, the Company acquired certain assets and patent rights of Senses International, Inc. ("Senses"), a manufacturer of long range wireless alarm transmission equipment. The Company paid approximately $600 for these assets.


Fiscal 1996 Acquisition
In February 1996, the Company acquired all of the stock of Radionics, Inc. ("Radionics") for a total cash purchase price, including expenses, of approximately $18,200. Funding for the acquisition was provided by borrowings from a commercial bank pursuant to a term loan facility. The acquisition was accounted for under the purchase method, and Radionics' results of operations have been consolidated with the Company's results of operations effective as of the acquisition date.

Purchased in-process research and development associated with the Radionics acquisition included the value of products still in the development stage, but not considered to have reached technological feasibility. As a result of the valuation, the fair market value of the purchased in-process research and development was determined to be $9,350. In accordance with generally accepted accounting principles, this amount was expensed upon acquisition in the fourth quarter of fiscal 1996.

NOTE 3 - INVENTORIES:

Major classifications of inventory are as follows.

Year Ended March 31,                                 1998         1997
                                                     ----         ----
Component parts                                   $23,386      $20,636
Work in process                                     1,577        2,698
Finished products                                  15,483        8,277
                                                   ------        -----
                                                   40,446       31,611

Less-Reserve for obsolescence                      (2,292)      (1,615)
                                                   ------        -----
                                                  $38,154      $29,996
                                                   ======       ======

NOTE 4 - FIXED ASSETS:

Major classifications of fixed assets are as follows.

Year Ended March 31,                                 1998          1997
                                                     ----          ----
Land and improvements                              $  716       $   714
Building and improvements                           6,479         4,002
Machinery and equipment                            15,902        15,397
Production tooling                                  4,650         3,866
Furniture                                           1,849         1,268
                                                   ------        ------
                                                   29,596        25,247

Less - Accumulated depreciation                   (17,454)      (13,999)
                                                   ------        ------
                                                  $12,142       $11,248
                                                   ======         ======

Total depreciation expense on fixed assets was approximately $3,393, $2,373 and $1,813 in 1998, 1997, and 1996, respectively.

NOTE 5 - INDEBTEDNESS

A summary of the Company's borrowings is as follows:

Year Ended March 31,                               1998              1997
                                                   ----              ----
Revolving lines of credit                       $ 4,002           $11,236
Term loan - 7.315%, due 2005                     13,359            14,350
Mortgage loan - 7.30%, due 2006                   3,316             3,400
Capital lease obligations                           279               202
                                                 ------            ------
                                                 20,956            29,188

Less - current portion                           (4,407)           (1,102)
                                                 ------            ------
                                                $16,549           $28,086
                                                 ======            ======

The Company has a line of credit, payable upon demand, secured by the general business assets of the Company. This line allows borrowings of up to $17,000 bearing interest at a rate of approximately 8.9% at March 31, 1998. The maximum amount of borrowings on this line of credit during 1998 was approximately $17,000. Borrowings against this line were $2,000 at March 31, 1998. This facility matures in 2000. In addition, two of the Company's European subsidiaries have short term borrowing facilities, the largest of which is payable on demand, for borrowings up to $1,600. The interest rate on this facility at March 31, 1998 ranges from 4.3% to 7.8%. The maximum amount of borrowings during 1998 was approximately $1,600. Borrowings against this line were $1,500 at March 31, 1998.

In connection with the acquisition of Radionics, the Company borrowed $17,750, of which $3,400 is a mortgage loan secured by certain real estate and matures in 2006. The remaining $14,350 is a term loan secured by general business assets and matures in 2005. Interest on the outstanding debt accrues based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization. At March 31, 1998 and 1997, the interest rate on these borrowings was approximately 7.4%.

Pursuant to the terms of the debt agreements for the obligations listed above, the Company has certain ratios and covenants to maintain with respect to such items as working capital, funded debt and fixed charges. Failure to comply with these guidelines constitutes a default and permits the lenders to cause the obligations to become currently due. The Company is in compliance with, or has obtained waivers for any noncompliance with, all covenants and requirements under the terms of the borrowing agreements.

Annual maturities of the Company's long term debt for the next five years are approximately: 1999 - $253; 2000 - $687; 2001 - $2,861; 2002 - $2,861; 2003 -
$2,861.

The Company has various equipment under capital lease agreements which require payments of principal and interest of approximately: 1999 - $152; 2000 - $104; 2001 - $23.

NOTE 6 - DEFERRED COMPENSATION PLANS:

The Company's deferred compensation plan allows certain employees to defer the receipt of salary or bonuses which they may be entitled to receive. The compensation is normally payable at retirement and is fully vested when deferred. For salaries or bonuses deferred, the employee elects, at the time of deferral, to be paid in either stock or cash plus interest which has accrued from the date of deferral. Unissued common share equivalents are limited to 146 shares under provisions of the plan. As of March 31, 1998 and 1997, unissued common share equivalents of 98 existed under the plan.

The Company's stock bonus plan provided for bonuses payable in stock to certain officers and key personnel if specified criteria was attained. The plan also provided that recipients may defer receipt of stock bonuses until retirement. The bonus fully vests when deferred. Unissued common share equivalents existing under the plan were 279 and 252 in 1998 and 1997, respectively. The stock bonus plan was terminated during fiscal 1998. Stock bonuses deferred prior to termination will be distributed in accordance with the terms of the plan.

NOTE 7 - SHAREHOLDERS' EQUITY:

The following table presents the changes in shareholders' equity balances during the three years ended March 31, 1998.

                                   Common Stock     Treasury Stock    Capital
                                 ----------------  ----------------   in excess
                                  Shares   Amount    Shares  Amount   of par
                                  ------   ------    ------  ------   -------
Balance at March 31, 1995          2,792     $140         7     $36    $6,853

Distribution of stock bonuses          2                 (2)    (12)       23
Options and warrants exercised         3                 (7)    (20)        2
Treasury stock purchases                                  4       8
Common stock issued                   14        1                          94
                                   -----      ---       ---    ----    ------
Balance at March 31, 1996          2,811      141         2      12     6,972

Distribution of stock bonuses         11        1                          84
Options and warrants exercised        41        2        (8)    (12)      172
Treasury stock purchases                                 10      53
Common stock issued                  134        6                       2,232
Three-for-two stock split          1,482       74         2               (74)
Other                                                                      63
                                   -----      ---       ---    ----    ------
Balance at March 31, 1997          4,479      224         6      53     9,449

Distribution of stock bonuses          5                                   86
Options and warrants exercised        30        2        (3)    (33)      101
Treasury stock purchases                                226   3,765     3,755
Common stock issued                2,004      100                      31,387
Other                                                                      27
                                   -----      ---       ---    ----    ------
Balance at March 31, 1998          6,518     $326       229  $3,785   $44,805
                                   =====      ===       ===   =====    ======

In September 1997, the Company sold 1,325 shares of common stock at $20 per share in a public offering. The Company had granted the underwriters a 30-day option to purchase up to 232 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments, and this option was exercised in October 1997. Expenses associated with this offering of approximately $2,700 were netted against proceeds.

On December 17, 1996, the Company distributed a three-for-two stock split effected in the form of a stock dividend to shareholders of record on November 27, 1996. This distribution increased the number of shares outstanding by 1,482. The amount of $74 was transferred from capital in excess of par to common stock. All per share amounts in this report have been restated to reflect this stock split.

In October 1996, the Company sold 114 shares from its authorized but unissued shares of common stock in a private placement at a pre-split price of $17.50 per share. The Company received approximately $2,000 in cash from this transaction.

The Company has a fixed stock option plan whereby options for a total of 250 shares of the Company's common stock may be granted to key employees or non-employees of the Company by the Board of Directors. The exercise price of the options must equal or exceed the market value of the Company's common stock on the date of grant. Options are generally exercisable at a rate of 40% in the first year after grant, 60% in the second year after grant, 80% in the third year after grant and in full thereafter. Options expire up to ten years after the date of grant.

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate based on the anticipated length of time until exercise ranging from 5.06% to 7.66%; expected life of 4 to 5 years; and an expected volatility of 80%. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (generally 4 years). The Company's pro forma information follows:

Year ended March 31,                           1998       1997         1996*
                                               ----       ----         ----
Net earnings (loss)
   As reported                              $1,382      $3,725      ($7,855)
   Pro forma                                   594      $3,255      ($8,212)

Net earnings (loss) per diluted share
   As reported                               $0.24       $0.76       $(1.87)
   Pro forma                                 $0.11       $0.66       $(1.96)

This disclosure is not likely to be representative of the effects on reported net earning for future years, because options vest over four years and additional awards generally are made each year.

A summary of the status of the Company's stock option plan as of March 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below:

                            1998              1997               1996*
                      -----------------   ---------------   -----------------
                                Weighted         Weighted            Weighted
                                 Average          Average             Average
                                Exercise         Exercise            Exercise
                      Shares       Price  Shares    Price   Shares      Price
                      ------     -------  -----   -------   ------    -------
Outstanding at
 beginning of year       339     $ 5.95    362     $ 4.45    227        $4.57
Granted                  110      14.41     50      14.54    172         4.17
Exercised                (34)      4.31    (48)      4.65    (15)        3.19
Forfeited                (28)      9.68    (25)      3.97    (22)        4.75
                         ---       ----    ---      -----    ---         ----
Outstanding at
 end of year             387       8.23    339     $ 5.95    362        $4.45
                         ===       ====    ===      =====    ===         ====
Options exercisable
  at year-end            181      $5.49    141     $ 4.51     99        $4.68
                         ===       ====    ===       ====     ==         ====
Weighted-average
 fair value of
 options granted
 during the year                  $9.08            $ 8.18               $1.75
                                   ====              ====                ====


*Amounts have been adjusted to reflect the three-for-two stock split during fiscal 1997.

                 Options Outstanding                       Options Exercisable
-------------------------------------------------------  ----------------------

                                    Weighted   Weighted                Weighted
                          Number     Average    Average       Number    Average
         Range of Outstanding Remaining Exercise Outstanding Exercise Exercise Prices at March 31, Contractual Price Per at March Price Per
        Per Share           1998  Life Years      Share     31, 1998      Share
       ----------    ----------- -----------  ---------  -----------  ---------
   $0.01 -  $4.99            175         2.2     $ 4.29          116     $ 4.33
   $5.00 -  $9.99             95         2.8       6.52           49       5.04
  $10.00 - $14.99             82         4.3      13.72            9      11.14
  $15.00 - $19.99             30         4.0      19.08            7      19.25
  $20.00 - $24.99              5         4.4      22.51            0      22.75
   $0.01 - $24.99            387         3.0       8.23          181       5.49


A summary of changes in outstanding warrants as of March 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                       1998                 1997                  1996*
                -------------------- -------------------  --------------------
                           Weighted             Weighted              Weighted
                            Average              Average               Average
                           Exercise             Exercise              Exercise
                 Shares       Price   Shares       Price   Shares        Price
                 ------    --------   ------    --------   ------     --------
Outstanding at
 beginning of
 year                17       $4.71       23      $ 4.03        8        $4.40
Granted                                    2       13.50       15         3.83
Exercised                                 (8)       4.40
                     --        ----       --        ----       --         ----
Outstanding at
 end of year         17       $4.71       17      $ 4.71       23        $4.03
                     ==        ====       ==       =====       ==         ====

* Amounts have been adjusted to reflect the three-for-two stock split during fiscal 1997.

NOTE 8 - INCOME TAXES:

The provision (benefit) for income taxes consists of the following.

Year Ended March 31,                1998          1997             1996
                                    ----          ----             ----
Federal
 Current                            $(39)       $1,184             $594
 Deferred                            494          (314)          (2,433)

State
 Current                             (13)          416              132
 Deferred                            118           (74)            (729)

Foreign
 Current                             506           103
 Deferred                           (111)          210             (374)
                                    ----         -----            -----
                                    $955        $1,525          ($2,810)
                                    ====         =====            =====

A reconciliation of the statutory federal income tax rate to the effective rate is as follows.

Year Ended March 31,                      1998         1997       1996
                                          ----         ----       ----

Statutory federal rate                    34.0%        34.0%     (34.0%)
State taxes, net of federal benefit        3.0          4.5       (3.6)
Write-off of intangibles                                           6.4
Foreign tax rate differences              (3.9)        (8.1)       2.1
Change in valuation allowances                           .8        2.0
Research and development credits                       (3.1)
Goodwill amortization                      3.0         (1.0)
Other permanent items                      4.8          1.9        0.7
                                          -----        ----       ----
Effective income tax rate                 40.9%        29.0%     (26.4%)
                                           =====       ====       ====


Deferred tax assets (liabilities) are comprised of the following:

Year Ended March 31,                                    1998         1997
                                                        ----         ----
Book accruals not currently
 deductible for tax                                   $  722       $1,201
Deferred compensation                                    701          733
Inventory                                                573          468
Accrued payroll and related costs                        578          965
Tax basis of intangibles in excess of book             2,817        2,796
Tax credit carryforwards                                 602          595
Other                                                    553          161
                                                       -----        -----
Total deferred tax assets                              6,546        6,919
                                                       -----        -----
Depreciation                                            (945)        (963)
Other                                                   (111)        (183)
                                                       -----        -----
Total deferred tax liabilities                        (1,056)      (1,146)
                                                       -----        -----
Deferred tax asset valuation reserve                    (589)        (595)
                                                       -----        -----
Net deferred tax asset                                $4,901       $5,178
                                                       =====        =====

Valuation allowances have been recorded for credit carryforwards which expire at various times between 2002 and 2011.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings included in consolidated retained earnings at March 31, 1998 was approximately $1,300. These earnings have been substantially reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.

NOTE 9 - GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company currently operates in one industry segment. During 1995, the Company established a manufacturing and marketing subsidiary in Hong Kong and a marketing subsidiary in Australia. During 1996, the Company established a marketing subsidiary in England. During 1998, the Company acquired a marketing subsidiary in Belgium and marketing/manufacturing subsidiaries in Australia, England and France. The Company also maintains a sales presence in Canada, Europe, and, to a lesser degree, South America.

Net sales by the Company to unaffiliated customers outside the United States represents 32.4%, 15.7% and 21.0% of consolidated net sales for the years ended March 31, 1998, 1997 and 1996. Net sales by the Company's domestic operations to unaffiliated customers outside the United States represent 4.3%, 7.0% and 12.3% of the Company's consolidated net sales for the years ended March 31, 1998, 1997 and 1996, respectively.

The following table presents net sales, income (loss) before income taxes and identifiable assets of the Company's domestic and foreign operations. Net sales and income (loss) before income taxes of the Company's domestic operations include the impact of export sales. Inter-area sales are presented on a basis intended to reflect the market value of the products as nearly as possible. Identifiable assets are those assets of the Company that are identified with the operations in the respective geographic area.



Year Ended March 31,                         1998         1997       1996
                                             ----         ----       ----
Sales to unaffiliated customers
United States operations                  $90,938      $92,442    $38,234
Asia Pacific operations                    12,501        8,326      3,623
European operations                        22,904          483
                                          -------      -------     ------
                                         $126,343     $101,251    $41,857
                                          =======      =======     ======
Sales between affiliates
United States operations                  $ 7,362      $15,843    $ 1,045
Asia Pacific operations                    32,018       18,114        350
European operations                            85
                                           ------        -----      -----
                                          $39,465      $33,957    $ 1,395
                                           ======       ======      =====
Income (loss) before income taxes
United States operations                   $1,799       $3,683    ($8,917)
Asia Pacific operations                     1,614        2,295     (1,432)
European Operations                          (774)        (156)
Eliminations                                 (302)        (572)      (316)
                                            -----       ------    -------
                                           $2,337     $  5,250   ($10,665)
                                            =====       ======     ======
Identifiable assets
United States operations                  $46,802      $48,238    $40,831
Asia Pacific operations                    30,193       19,402      5,067
European operations                        17,049          636
                                           ------       ------     ------
                                          $94,044      $68,276    $45,898
                                           ======       ======     ======

During 1998, sales to the Company's largest customers accounted for 9.9% and 6.6% of net sales, respectively. During 1997, sales to the Company's largest customers accounted for 10.7% and 10.6% of net sales, respectively. During 1996, sales to the Company's largest customers accounted for 13.8% and 9.7% of net sales, respectively. Accounts receivable from the Company's largest customers represented 19.3% of the accounts receivable balances at March 31, 1998.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases
The Company leases certain facilities pursuant to operating lease agreements.  Operating lease expense for offices and other equipment was
approximately     $2,267, $1,208 and $470 in 1998, 1997 and 1996,
respectively. Future minimum rental payments under noncancelable operating lease agreements are as follows: 1999 - $1,327; 2000 - $679; 2001 - $505;
2002 - $235; 2003 - $229; thereafter - $80.

Restructuring
Consistent with the manufacturing restructuring plan undertaken in 1998, the Company recorded a restructuring charge of approximately $400 during the fourth quarter of fiscal 1998 for severance costs related to the termination of 47 employees at the Salinas, California facility. The charge has been included in the results from continuing operations and had a material impact on operating results in the fourth quarter of 1998. These manufacturing employees will be terminated during the first three quarters of 1999, thus the accrual has been included in other current liabilities at March 31, 1998.

In addition, the Company will record a charge of $400 during its first quarter of 1999 for severance costs relating to the restructuring of its manufacturing operations in Fairport, New York and Southall, England.

Legal Matters
The Company and certain of its officers and directors have been named as defendants in six shareholder class actions filed in the United States District Court for the Western District of New York. The underwriters of the Company's September 19, 1997 public offering of common stock have been named as defendants in three of these class actions. The first of these shareholder class actions was filed on February 26, 1998. Four of the class actions purport to allege claims on behalf of a class of purchasers of the company's common stock during the period August 14, 1997 through February 23, 1998, one class action purports to allege claims on behalf of a class of purchasers of the Company's common stock during the period September 19, 1997 through February 23, 1998 and one class action purports to allege claims on behalf of a class of purchasers of the Company's common stock pursuant to the Company's September 19, 1997 public offering. Collectively, the class actions assert claims under Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 20(a) of the Securities Act of 1933. The class actions allege that the Company, certain of its officers and directors and the underwriters of the Company's September 1997 public offering made or are responsible for alleged misstatements and omissions in various press releases and public filings concerning the Company's business and financial condition and allegedly misstated its financial results for the second quarter of fiscal 1998 (the three month period ending September 30, 1997).

Pursuant to the Private Securities Litigation Reform Act of 1995, certain putative class members have moved for appointment as lead plaintiffs and sought appointment of lead counsel. Certain of these class members have also moved for consolidation and requested the opportunity to file a consolidated complaint. The Company believes these suits to be without merit and intends to defend against them vigorously. However, it is possible that an unfavorable resolution to such lawsuits would have a material adverse impact on financial condition and/or results of operations of the Company.


NOTE 11 - SUBSEQUENT EVENTS (Unaudited)

During June 1998, the Company completed the acquisitions of two businesses, EFSEC Group and Alarm Center. EFSEC and Alarm Center are distributors of electronic security equipment in Europe. EFSEC, based in Sweden, has annual net sales of approximately $3,000. Alarm Center, based in Hungary, has annual net sales of less than $1,000.