Form 10-Q/A
period 1997-09-30
DETECTION SYSTEMS INC
filed 1998-08-11
CIK 28365

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

                                               Sept. 30, 1997  March 31, 1997
                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents                         $ 5,436,013     $ 2,244,265
Accounts receivable, less allowance
   for doubtful accounts of $325,400 and           23,036,151      15,246,309
   $313,800, respectively
Inventories                                        32,384,557      29,995,215
Deferred income tax charges                         2,199,638       2,132,156
Prepaid expenses and other assets                   1,784,363         883,137
                                                   ----------      ----------
                                                   64,840,722      50,501,082
                                                   ----------      ----------
Fixed assets                                       11,656,505      11,248,171

Deferred income taxes                               3,046,200       3,046,200
Goodwill and other intangibles                      4,949,281       2,942,626
Other assets                                          832,058         537,772
                                                   ----------      ----------
  Total Assets                                    $85,324,766     $68,275,851
                                                   ==========      ==========
Liabilities & Shareholders' Equity
Current liabilities:
   Current portion of long term debt              $ 2,486,868     $   953,648
   Current portion of capital lease
     obligation                                        52,188         147,574
   Short term borrowings                              715,277               0
   Accounts payable                                13,381,365      12,259,380
   Accrued payroll and benefits                     2,948,001       2,818,487
   Other accrued liabilities                        2,316,308       3,254,593
                                                   ----------      ----------
                                                   21,900,007      19,433,682

Obligations under capital leases                       25,750          54,125
Other long term liabilities                         3,206,947       2,924,975
Long term debt                                     15,365,890      28,031,802


Shareholders' equity:
  Common stock, par value $.05 per
   share; Authorized - 12,000,000
   shares; Issued - 6,098,927 shares
   at September 30, 1997, and 4,478,993
   shares at March 31, 1997                           293,296         223,950
Capital in excess of par value                     34,641,098       9,448,917
Retained earnings                                  10,411,636       8,594,306
                                                   ----------      ----------
                                                   45,346,030      18,267,173
Less - Treasury stock, at cost                         (49,672)       (52,553)
  Notes receivable for stock purchases                (320,780)      (378,373)
  Cumulative translation adjustment                   (149,406)        (4,980)
                                                   ----------      ----------
                                                   44,826,172      17,831,267
                                                   ----------      ----------
Total liabilities and shareholders' equity        $85,324,766     $68,275,851
                                                   ==========      ==========
               (See accompanying notes to financial statements)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
          Consolidated Statement of Operations and Retained Earnings
                                 (Unaudited)

                                              Sept. 30, 1997     Sept. 30, 1996
For the Three Months Ended:                     (Current Year)  (Preceding Year)
                                                  ----------        -----------
Net sales                                        $34,463,093        $24,865,642

Costs and expenses:
 Production                                       23,033,399         16,577,368
 Research and development                          2,202,994          1,997,484
 Marketing, administrative and general             7,488,684          4,778,247
                                                  ----------         ----------
Total costs and expenses                          32,725,077         23,353,099

Operating income                                   1,738,016          1,512,543

Interest income                                        2,376              8,784
Interest expense                                    (816,831)          (512,838)
Other income                                          23,050             23,643
                                                  ----------         ----------
Income before taxes                                  946,611          1,032,132

Provision for taxes                                  274,499            238,000
                                                  ----------         ----------
Net income                                         $ 672,122         $  794,132
                                                  ==========         ==========

Retained earnings at beginning of period           9,739,524          5,493,305

Retained earnings at end of period               $10,411,636          6,287,437
                                                  ==========         ==========
Earnings per share
  Basic                                                $0.14              $0.19
                                                        ====               ====
  Diluted                                              $0.12              $0.17
                                                        ====               ====
              (See accompanying notes to financial information)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
          Consolidated Statement of Operations and Retained Earnings
                                 (Unaudited)

For the Six Months Ended:                     Sept. 30, 1997  Sept. 30, 1996
                                              (Current Year) (Preceding Year)
                                               ------------     -------------

Net Sales                                        $62,670,881     $48,043,965

Costs and expenses:
   Production                                     40,589,331      31,943,190
   Research and development                        4,287,952       3,757,415
   Marketing, administrative and general          13,875,241       9,469,901
                                                  ----------      ----------
Total costs and expenses                          58,752,524      45,170,506

Operating income                                   3,918,357       2,873,459

Interest income                                        6,030          28,126
Interest expense                                  (1,454,300)       (867,813)
Other income                                         238,758          23,643
                                                  ----------      ----------
Income before taxes                                2,708,845       2,057,415

Provision for taxes                                  903,499         639,000
                                                  ----------      ----------
Net income                                        $1,805,346     $ 1,418,415
                                                  ----------      ----------

Retained earnings at beginning of period           8,594,306       4,869,022

Amortization of redeemable common stock               11,984

Retained earnings at end of period               $10,411,636     $ 6,287,437
                                                  ==========       =========
Earnings per share
  Basic                                                $0.21           $0.33
                                                        ====            ====
  Diluted                                              $0.20           $0.30
                                                        ====            ====

              (See accompanying notes to financial information)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended September 30,                      1997         1996
Cash Flows from Operating Activities:                       ----         ----
Net income                                            $1,805,346   $1,418,415
                                                       ---------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                        2,270,984    1,361,051
  Gain on sale of land                                  (205,000)
  Stock based compensation                                85,975     (107,000)
   Deferred compensation                                 457,415      143,925

  Changes in operating assets and liabilities:
  Accounts receivable                                 (1,428,534)  (2,721,258)
  Inventories                                          3,772,698   (3,363,358)
  Income tax receivable                               (1,015,690)    (251,009)
  Prepaid expenses and other assets                   (1,042,635)  (1,086,466)
  Accounts payable                                    (3,227,786)   2,827,413
  Accrued payroll and benefits                           (10,569)     753,866
   Other accrued liabilities                          (2,921,989)     (56,835)
                                                       ---------    ---------
  Total adjustments                                   (3,265,131)  (2,499,671)
                                                       ---------    ---------
   Net cash used in operating
    activities                                        (1,459,785)  (1,081,256)

Cash Flows from Investing Activities:
   Proceeds from sale of land                            312,000
   Capital expenditures                               (1,319,246)  (1,025,943)
   Purchase of companies, net of cash acquired        (6,816,052)
                                                       ---------   ----------
   Net cash used in investing activities              (7,823,298)  (1,025,943)

Cash Flows from Financing Activities:
   Proceeds from borrowings                            6,718,198    2,573,700
   Proceeds from issuance of common stock             24,258,745
   Principal payments on long-term debt and
    capital lease obligations                        (18,844,028)    (497,544)
   Common stock transactions                             474,358      410,380
   Amortization of redeemable common stock                11,984
                                                       ---------   ----------
Net cash provided by financing activities             12,619,257    2,486,536
Effect of exchange rate changes                         (144,426)
                                                       ---------   ----------
Net increase in cash and cash
  equivalents                                          3,191,748      379,337

Cash and cash equivalents at beginning of period       2,244,265      913,716

Cash and cash equivalents at end of period            $5,436,013   $1,293,053
                                                       =========    =========
Cash paid during the year for:
   Interest                                           $1,113,000     $484,400

   Income taxes                                       $1,576,600     $567,300

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

NOTE 5.  RESTATEMENT

The Company discovered an incorrect posting in the second quarter of fiscal 1998 accounts payable of approximately $950,000. This error occurred in the conversion of its China manufacturing facility's existing information system to the corporate system. The Company restated the financial statements included in its second quarter fiscal 1998 Form 10-Q, which were filed on November 14, 1997, in a Form 10-Q/A. In connection with the fiscal 1998 year end close, the Company discovered offsetting errors of approximately $432,000, also relating primarily to accounts payable and resulting from the conversion of its information systems. The Company is restating the financial statements included in the second quarter Form 10-Q/A in this Form 10-Q/A. As a result, restated net income for the second quarter was $0.7 million ($0.14 per basic share and $0.12 per diluted share) compared to previously reported net income of $0.4 million ($0.08 per basic share and $0.07 per diluted share).

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

Results of Operations

    The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                              Three Months       Six Months    Fiscal Year Ended
                             Ended Sept. 30    Ended Sept. 30       March 31
                              1997     1996     1997    1996     1997   1996

Net sales                    100.0%   100.0%   100.0%  100.0%  100.0%  100.0%
Costs and expenses:
 Production                   66.8     66.7     64.8    66.5     64.2   66.9
 Research and development      6.4      8.0      6.8     7.8      8.0   11.2
 Marketing, administrative
  and general                 21.8     19.2     22.1    19.7     21.1   25.1
 Purchased in-process
  research and development                                              22.3
                              ----     ----     ----    ----     ----   ----
Operating income (loss)        5.0      6.1      6.3     6.0      6.7  (25.5)
Interest income                0.0      0.0      0.0     0.0      0.2    0.8
Interest expense               2.3      1.9      2.3     1.7      1.7    0.8
Other income                   0.0      0.0      0.3     0.0      0.0    0.0
                              ----     ----     ----    ----     ----   ----
Income (loss) before
  income taxes                 2.7      4.2      4.3     4.3      5.2  (25.5)
Provision (benefit) for
  income taxes                 0.8      1.0      1.4     1.3      1.5   (6.7)
                              ----     ----     ----    ----     ----   ----
 Net income (loss)             2.0%     3.2%     2.9%    3.0%     3.7% (18.8)%
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

    Gross margins decreased to 33.2% in the fiscal 1998 period from 33.3% reported in the comparable year ago period. Gross margins were negatively impacted by the results of the three companies acquired in the first fiscal quarter of 1998.

    Production expenses increased 38.9% to $23.0 million in the fiscal 1998 period from $16.6 million in the comparable period in 1997. As a percentage of net sales, production expenses increased to 66.8% in the fiscal 1998 period from 66.7% in the comparable period in fiscal 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The increase in production expenses as a percentage of net sales was impacted by inefficiencies in the Company's management information ("MIS") system and associated production planning, purchasing and traffic management systems, which made it difficult for the Company to control worldwide part, inventory and freight given increasing demand for its products. To correct this problem, the Company has implemented an integrated MIS system for all manufacturing locations. The benefits associated with this change may not be fully appreciated immediately as there may be a transition period before the benefits of this change are fully realized. The increase in production expenses was also impacted by the addition of lower margin sales from the three recent acquisitions.

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

    Marketing, administrative and general expenses increased 56.7% to $7.5 million in the fiscal 1998 period from $4.8 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 21.8% in the fiscal 1998 period from 19.2% in the comparable period in fiscal 1997. This increase was primarily due to additional marketing related to acquisitions and international marketing efforts which, in turn, increased marketing, administrative and general expenses as a percentage of net sales.

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

    Gross margins improved to 35.2% in the fiscal 1998 period from 33.5% reported in the comparable year ago period. Gross margins were negatively impacted by the results of the three companies acquired in the first fiscal quarter of 1998.

    Production expenses increased 27.1% to $40.6 million in the fiscal 1998 period from $31.9 million in the comparable period in fiscal 1997. As a percentage of net sales, production expenses decreased to 64.8% in the fiscal 1998 period from 66.5% in the comparable period in fiscal 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to the Company's China facility offset, in part, by manufacturing inefficiencies previously discussed. The benefits associated with this change may not be fully appreciated immediately as there may be a transition period before the benefits of this change are fully realized.

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

    Marketing, administrative and general expenses increased 46.5% to $13.9 million in the fiscal 1998 period from $9.5 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 22.0% in the fiscal 1998 period from 19.7% in the comparable period in 1996. This increase was primarily due to additional marketing related to acquisitions and international marketing efforts which, in turn, increased marketing, administrative and general expenses as a percentage of net sales.

    Interest expense increased to $1.5 million in the fiscal 1998 period from $0.9 million in the comparable period in fiscal 1997. This increase was primarily due to additional borrowings required to finance the Company's international expansion and increased inventory levels necessary during the transition of a portion of the Company's manufacturing operations to the China facility.

    The Company's effective income tax rate for the fiscal 1998 period was 33.3% compared to 31.1% for the comparable period in fiscal 1997. The higher effective rate reflects a shift in the source of pretax income between domestic and international entities.

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

    Six Months Ended September 30, 1997. During the six months ended September 30, 1997, the Company's operating activities used $1.5 million of operating cash flow. Net income, depreciation and amortization provided
$4.1 million, a decrease in inventories, excluding the impact of acquisitions, provided $3.8 million and a decrease in accounts payable, excluding the impact of acquisitions, used $3.2 million. Increases in prepaid expenses and other assets, accounts receivable and income taxes receivable used $1.0 million, $1.4 million and $1.0 million of operating cash flow, respectively, and other account changes used $2.8 million of operating cash flow.

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


                                    DETECTION SYSTEMS, INC.
                                    Registrant


DATE:  August 11, 1998              /s/ Karl H. Kostusiak
                                    Karl H. Kostusiak, President


                                    /s/ Frank J. Ryan
                                    Frank J. Ryan, Vice President,
                                    Secretary and Treasurer
                                    (Principal Financial Officer)


                                    /s/ Christopher P. Gerace
                                    Christopher P. Gerace
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)


                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders held on August 20, 1997, the following individuals were elected to the Board of Directors:

          Nominated Director                     FOR      WITHHELD    ABSTAINED
           ------------------             ----------    ----------   ----------
          Donald R Adair                   4,158,034        28,181            0
          Mortimer B Fuller III            4,162,865        23,350            0
          Karl H Kostusiak                 4,162,902        23,313            0
          David B Lederer                  4,162,902        23,313            0
          Edward C McIrvine                4,162,452        23,763            0

         The following proposals were also approved:

                                                 FOR      WITHHELD    ABSTAINED
                                           ---------    ----------   ----------
          Ratify the appointment
          of Price Waterhouse as
          independent auditors for
          the fiscal year ending
          March 31, 1998.                  4,163,337        9,218        13,660

                                                 FOR     WITHHELD     ABSTAINED
                                           ---------   ----------    ----------
          Approval of the 1997
          Stock Option Plan effective
          August 20, 1997.                 2,792,663      214,752     1,178,800


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