Form 10-Q/A
period 1997-12-31
DETECTION SYSTEMS INC
filed 1998-08-11
CIK 28365

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

                                                Dec. 31, 1997  March 31, 1997
                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents                         $ 7,128,288     $ 2,244,265
Accounts receivable, less allowance
   for doubtful accounts of $563,400 and           23,428,292      15,246,309
   $313,800, respectively
Inventories                                        33,844,010      29,995,215
Deferred income tax charges                         2,173,715       2,132,156
Prepaid expenses and other assets                   1,774,764         883,137
                                                   ----------      ----------
                                                   68,349,069      50,501,082
                                                   ----------      ----------
Fixed assets                                       11,746,215      11,248,171

Deferred income taxes                               3,046,420       3,046,200
Goodwill and other intangibles                      4,975,111       2,942,626
Other assets                                          555,653         537,772
                                                   ----------      ----------
  Total Assets                                    $88,672,468     $68,275,851
                                                   ==========      ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long term debt              $ 2,935,971     $   953,648
   Current portion of capital lease
     obligation                                        58,987         147,574
   Short term borrowings                              684,000               0
   Accounts payable                                14,299,732      12,259,380
   Accrued payroll and benefits                     1,315,461       2,818,487
   Other accrued liabilities                        2,537,267       3,254,593
                                                   ----------      ----------
                                                   21,831,418      19,433,682

Obligations under capital leases                       25,000          54,125
Other long term liabilities                         3,330,784       2,924,975
Long term debt                                     14,650,644      28,031,802


Shareholders' equity:
  Common stock, par value $.05 per
   share; Authorized - 12,000,000
   shares; Issued - 6,325,282 shares
   at December 31, 1997, and 4,478,993
   shares at March 31, 1997                           316,221         223,950
Capital in excess of par value                     42,601,283       9,448,917
Retained earnings                                  10,335,738       8,594,306
                                                   ----------      ----------
                                                   53,253,242      18,267,173
Less - Treasury stock, at cost                     (3,785,647)        (52,553)
  Notes receivable for stock purchases               (325,401)       (378,373)
  Cumulative translation adjustment                  (307,572)         (4,980)
                                                   ----------      ----------
                                                   48,834,622      17,831,267
                                                   ----------      ----------
Total liabilities and shareholders' equity        $88,672,468     $68,275,851
                                                   ==========      ==========

               (See accompanying notes to financial statements)



                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
          Consolidated Statement of Operations and Retained Earnings
                                 (Unaudited)

                                               Dec. 31, 1997      Dec. 31, 1996
For the Three Months Ended:                    (Current Year)   (Preceding Year)
                                                  ----------        -----------
Net sales                                        $31,346,845        $26,441,837

Costs and expenses:
 Production                                       21,736,505         17,366,386
 Research and development                          2,266,100          2,046,418
 Marketing, administrative and general             7,105,519          5,165,390
                                                  ----------         ----------
Total costs and expenses                          31,108,124         24,578,194

Operating income                                     238,721          1,863,643

Interest income                                       91,813             54,270
Interest expense                                    (418,948)          (464,645)
Other income (expense)                               (21,981)                 0
                                                  ----------         ----------
Income before taxes                                 (110,395)         1,453,268

(Benefit) provision for taxes                        (34,497)           379,000
                                                  ----------         ----------
Net income                                        $  (75,898)        $1,074,268
                                                  ==========         ==========

Retained earnings at beginning of period          10,411,636          6,287,437
                                                  ----------         ----------
Retained earnings at end of period               $10,335,738         $7,361,705
                                                  ==========         ==========
Earnings per share
 Basic                                                $(0.01)             $0.24
                                                        ====               ====
 Diluted                                              $(0.01)             $0.21
                                                        ====               ====
               (See accompanying notes to financial statements)



                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                   Consolidated Income Statement(Unaudited)


For the Nine Months Ended:                     Dec. 31, 1997    Dec. 31, 1996
                                               (Current Year)  (Preceding Year)
                                                ------------    -------------

Net Sales                                        $94,017,726     $74,485,802

Costs and expenses:
   Production                                     62,325,836      49,309,576
   Research and development                        6,554,052       5,803,833
   Marketing, administrative and general          20,980,760      14,635,291
                                                  ----------      ----------

Total costs and expenses                          89,860,648      69,748,700

Operating income                                   4,157,078       4,737,102

Interest income                                       97,843          82,396
Interest expense                                  (1,873,248)     (1,332,458)
Other income                                         216,777          23,643
                                                  ----------      ----------

Income before taxes                                2,598,450       3,510,683

Provision for taxes                                  869,002       1,018,000
                                                  ----------      ----------

Net income                                       $ 1,729,448      $2,492,683
                                                  ----------      ----------

Retained earnings at beginning of period           8,594,306       4,869,022

Amortization of redeemable common stock               11,984
                                                  ----------       ---------
Retained earnings at end of period               $10,335,738      $7,361,705
                                                  ==========       =========
Earnings per share
 Basic                                                 $0.34           $0.58
                                                        ====            ====
 Diluted                                               $0.31           $0.52
                                                        ====            ====
              (See accompanying notes to financial information)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended December 31,                      1997         1996
Cash Flows from Operating Activities:                       ----         ----
Net income                                            $1,729,448   $2,492,683
                                                       ---------    ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                        2,951,340    1,901,244
  Gain on sale of land                                  (205,000)
  Stock based compensation                                85,975
   Deferred compensation                                 457,415      (16,669)

  Changes in operating assets and liabilities:
  Accounts receivable                                 (1,820,675)  (4,222,330)
  Inventories                                          2,313,245  (10,177,328)
  Income tax receivable                                 (786,684)      97,424
  Prepaid expenses and other assets                     (959,934)  (1,155,565)
  Accounts payable                                    (2,447,886)   5,100,922
  Accrued payroll and benefits                        (1,643,109)   1,354,410
   Other accrued liabilities                          (2,577,193)    (248,677)
                                                       ---------    ---------
  Total adjustments                                   (4,632,506)  (7,366,569)
                                                       ---------    ---------
   Net cash used in operating
    activities                                        (2,903,058)  (4,873,886)

Cash Flows from Investing Activities:
   Proceeds from sale of land                            312,000
   Capital expenditures                               (1,976,675)  (2,317,285)
   Purchase of companies, net of cash acquired        (6,816,052)
                                                       ---------   ----------
   Net cash used in investing activities              (8,480,727)  (2,317,285)
                                                       ---------    ---------

Cash Flows from Financing Activities:
   Proceeds from borrowings                            6,718,198    5,257,700
   Proceeds from issuance of common stock             28,519,669    2,000,005
   Principal payments on long-term debt and
    capital lease obligations                        (19,135,399)    (527,789)
   Common stock transactions                             455,948      437,521
   Amortization of redeemable common stock                11,984
                                                       ---------   ----------
Net cash provided by financing activities             16,570,400   7,167,437
                                                       ---------   ----------
Effect of exchange rate changes on cash balances        (302,592)

Net increase in cash and cash
  equivalents                                          4,884,023      (23,734)

Cash and cash equivalents at beginning of period       2,244,265      913,716

Cash and cash equivalents at end of period            $7,128,288    $ 889,982
                                                       =========     ========

Cash paid during the year for:
   Interest                                           $1,531,948     $976,200

   Income taxes                                       $1,611,600     $585,200

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

                                        Three months ending   Nine months ending
                                              Dec. 31,              Dec. 31,
                                           1997       1996      1997       1996
Weighted average number of
 shares outstanding                   6,047,782  4,451,985 5,164,808  4,320,765
Shares associated with deferred
 compensation, option and
 warrant plans                               --    582,297   397,576    469,182

NOTE 2.  INVENTORIES

Major classifications of inventory follow:

                                    Dec. 31, 1997      Mar. 31, 1997
Component parts                       $17,488,101        $19,457,368
Work in process                         1,778,394          2,697,459
Finished products                      14,577,516          7,840,388
                                       ----------         ----------
                                      $33,844,010        $29,995,215
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

NOTE 5.  RESTATEMENT

The Company discovered an incorrect posting in second quarter fiscal quarter 1998 accounts payable of approximately $950,000. This error occurred in the conversion of its China manufacturing facility's existing information system to the corporate system. The Company restated the financial statements included in its second quarter fiscal 1998 Form 10-Q in a Form 10-Q/A. In cconnection with the fiscal 1998 year end close, the Company discovered offsetting errors relating to the second quarter and errors relating to the third quarter of fiscal 1998, of approximately $432,000 and ($264,000), respectively. The Company is restating its second and third quarter Form 10-Q's in Form 10-Q/A's. As a result of this, net income for the second quarter was $0.7 million ($0.14 per basic share and $0.12 per diluted share) compared to previously reported net income of $0.4 million ($0.08 per basic share and $0.07 per diluted share) and net loss for the third quarter was $0.1 million (a loss of $0.01 per basic and per diluted share)compared to previously reported net income of $0.1 million ($0.02 per basic and per diluted share).

The third quarter of fiscal 1998 and year to date results of operations and Management's Discussion and Analysis included in this report reflect the restated results of operations for the quarter and nine months ended December 31, 1997.


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

Results of Operations

    The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:
                                Three months     Nine months       Fiscal year
                               ended Dec. 31,   ended Dec. 31,   ended March 31,
                               1997      1996    1997     1996    1997   1996

Net sales                     100.0%    100.0%  100.0%   100.0%  100.0% 100.0%
Costs and expenses:
 Production                    69.3      65.7    66.3     66.2    64.2   66.9
 Research and development       7.2       7.7     7.0      7.8     8.0   11.2
 Marketing, administrative
  and general                  22.7      19.6    22.3     19.6    21.1   25.1
Purchased in-process
  research and development                                               22.3
                               ----      ----    ----     ----    ----   ----
Operating income (loss)         0.8       7.0     4.4      6.4     6.7  (25.5)
Interest income                 0.3       0.3     0.1      0.0     0.2    0.8
Interest expense                1.3       1.8     2.0      1.8     1.7    0.8
Other income (expense)         (0.1)      0.0     0.3      0.1     0.0    0.0
                               ----      ----    ----     ----    ----   ----
Income (loss) before
 income taxes                  (0.3)      5.5     2.8      4.7     5.2  (25.5)
Provision (benefit) for
 income taxes                  (0.1)      1.4     0.9      1.4     1.5   (6.7)
                               ----      ----    ----     ----    ----   ----
 Net income (loss)             (0.2)%     4.1%    1.8%     3.3%    3.7% (18.8)%
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

    Production expenses increased 25.2% to $21.7 million in the fiscal 1998 period from $17.4 million in the comparable period in 1997. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. Gross margin during the third quarter of fiscal 1998 of 30.7% declined from the 34.3% gross margin reported for the third quarter of fiscal 1997. Margins have been adversely impacted by lower margin sales from companies acquired during fiscal 1998 as well as manufacturing inefficiencies from the consolidation of manufacturing operations in China, previously discussed.

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

    Marketing, administrative and general expenses increased 37.6% to $7.1 million in the fiscal 1998 period from $5.2 million in the comparable period in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 22.7% in the fiscal 1998 period from 19.6% in the comparable period in fiscal 1997. This increase was primarily due to additional marketing, administrative and general expenses related to the newly acquired companies and increased international marketing expenditures. General expenses also included $250,000 of exchange losses during the quarter ended December 31, 1997. Exchange losses were insignificant during the same quarter last year. The Company is currently reviewing strategies to reduce exposure to currency fluctuations.

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

    Production expenses increased 26.4% to $62.3 million in the fiscal 1998 period from $31.9 million in the comparable period in fiscal 1997 primarily due to the corresponding increase in sales. Gross margins remained steady at 33.7% in the fiscal 1998 period compared to 33.8% reported in the comparable year ago period.

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

    The Company's effective income tax rate for the fiscal 1998 period was 33.4% compared to 29.0% for the comparable period in fiscal 1997. The higher effective rate reflects a shift in the source of pretax income between domestic and international entities.

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