Form 10-Q
period 1998-06-30
DETECTION SYSTEMS INC
filed 1998-08-14
CIK 28365

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

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

As of August 14, 1998 there were outstanding 6,321,872 shares of the registrant's common stock, par value $.05 per share.


                            PART I FINANCIAL INFORMATION
                      DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet
                       (in thousands, except per share data)

Assets                                          June 30, 1998  March 31, 1998
Current assets:                                   (Unaudited)
Cash and cash equivalents                              $1,846          $3,160
Accounts receivable, less allowance for
  doubtful accounts ($1,120 and $1,033,
  respectively)                                        23,663          23,505
Inventories                                            40,467          38,154
Other current assets                                    3,449           3,701
                                                       ------          ------
                                                       69,425          68,520
                                                       ------          ------
Fixed assets, net                                      12,077          12,142
Goodwill and other intangibles                         10,024           8,907
Other assets                                            4,665           4,475
                                                       ------          ------
                                                      $96,191         $94,044
                                                       ======          ======
Liabilities
Current liabilities:
   Short term borrowings                              $ 6,097         $ 4,002
   Current portion of long term debt                      366             405
   Accounts payable                                    11,069          12,368
   Accrued payroll and benefits                         1,760           1,636
   Other current liabilities                            6,105           5,165
                                                       ------          ------
                                                       25,397          23,576

Other liabilities                                       2,601           2,655
Long term debt                                         15,947          16,549

Shareholders' equity:
  Common stock, par value $.05 per share;
   Authorized - 12,000 shares; Issued -
   6,550 shares and 6,518 shares,
   respectively                                           328             326
Capital in excess of par value                         45,080          44,805
Retained earnings                                      10,808           9,976
                                                       ------          ------
                                                       56,216          55,107
Less - Treasury stock, at cost                         (3,785)         (3,785)
  Notes receivable for stock purchases                    (26)            (14)
  Cumulative translation adjustment                      (159)            (44)
                                                       ------          ------
                                                       52,246          51,264
                                                       ------          ------
                                                      $96,191         $94,044
                                                       ======          ======
               (See accompanying notes to financial statements)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statement of Operations and Retained Earnings (Unaudited)
                    (in thousands, except per share data)

                                               June 30, 1998      June 30, 1997
For the Three Months Ended:                    (Current Year)   (Preceding Year)
                                              --------------    ---------------
Net sales                                            $33,808            $28,208

Costs and expenses:
 Production                                           21,286             17,556
 Research and development                              2,134              2,085
 Marketing, administrative and general                 8,628              6,387
                                                      ------             ------
Total costs and expenses                              32,048             26,028

Operating income                                       1,760              2,180
Other income (expense)
 Interest income                                          54                  4
 Interest expense                                       (409)              (637)
 Other income (expense)                                  (42)               215
                                                      ------             ------
Income before income taxes                             1,363              1,762
Provision for income taxes                               531                629
                                                      ------             ------
Net income                                               832              1,133
                                                      ======             ======

Retained earnings at beginning of period               9,976              8,594
Amortization of redeemable common stock                                      12
                                                      ------             ------
Retained earnings at end of period                   $10,808             $9,739
                                                      ======             ======
Earnings per share
 Basic                                                 $0.13              $0.25
                                                        ====               ====
 Diluted                                               $0.12              $0.22
                                                        ====               ====
               (See accompanying notes to financial statements)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows (Unaudited)
                          (in thousands of dollars)

For the Three Months Ended June 30,                     1998            1997
Cash flows from operating activities:                   ----            ----
Net income                                            $  833          $1,133
                                                       -----           -----
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          924             968
  Deferred compensation                                                  457
  Stock based compensation                                                87
  Gain on sale of assets                                                (205)

Changes in assets and liabilities:
  Accounts receivable                                   (158)           (938)
  Inventories                                         (2,313)            989
  Accounts payable                                    (1,299)            243
  Accrued payroll and benefits                           124            (109)
  Other assets & liabilities                             533          (1,754)
                                                      ------          ------
  Total adjustments                                   (2,189)           (262)
                                                      ------          ------
   Net cash provided by operating
    activities                                        (1,356)            871

Cash flows from investing activities:
   Capital expenditures                                 (955)         (1,374)
  Proceeds from sale of assets                           124             312
   Acquisition of businesses                            (473)         (3,601)
                                                      ------          ------
   Net cash used in investing activities              (1,304)         (4,663)

Cash flows from financing activities:
   Proceeds from borrowings                            2,095           4,441
   Principal payments on debt and
    capital lease obligations                           (641)            (78)
   Common stock transactions, net                          7             106
                                                       -----          ------
   Net cash provided by financing
    activities                                         1,461           4,469

Effect of exchange rates                                (115)            (14)
                                                       -----           -----
Net increase in cash and cash
   equivalents                                        (1,314)            663

Cash and cash equivalents at beginning
  of period                                            3,160           2,244
                                                       -----           -----
Cash and cash equivalents at end of
  period                                              $1,846          $2,907
                                                       =====           =====
Cash paid during the year for:
   Interest                                           $  419          $  412
                                                         ===             ===
   Income taxes                                       $  313          $  742
                                                         ===             ===
               (See accompanying notes to financial statements)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                    THREE-MONTH PERIOD ENDED JUNE 30, 1998
                    (in thousands, except per share data)
                                 (Unaudited)

NOTE 1. GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim consolidated financial statements include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Cash flow statement - During the first quarter of fiscal 1999, the Company issued 28 shares of common stock in connection with the acquisition of EFSEC. During the first quarter of fiscal 1998, the Company issued 222 and 34 shares of common stock in connection with the acquisitions of DA Systems and Seriee S.A., respectively (see Note 3).

NOTE 2.  INVENTORIES

Major classifications of inventory follow:

                                  June 30, 1998     March 31, 1998
                                  -------------     --------------
Component Parts                         $21,858            $22,061
Work In Process                           3,481              1,488
Finished Products                        15,128             14,605
                                         ------             ------
                                        $40,467            $38,154
                                         ======             ======

NOTE 3.  ACQUISITIONS

Fiscal 1999 Acquisitions - In June 1998, the Company acquired all of the outstanding shares of EFSEC AB("EFSEC")for approximately $1,250, comprised of cash and 28 shares of its common stock. EFSEC is a Swedish distributor of electronic security equipment with annual net sales of approximately $3,000 prior to its acquisition.

In June 1998, the Company acquired all of the outstanding stock of Alarm Center Kft ("Alarm Center") for $125 in cash. Alarm Center is a Hungarian distributor of electronic security equipment with annual net sales of approximately $500 prior to its acquisition.

Fiscal 1998 Acquisitions - In May 1997, the Company acquired all of the outstanding stock of Digital Audio Ltd. ("DA Systems"), in exchange for 222 shares of its common stock. The shares were callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and could be put to the Company at that price after that date. The Company exercised its call option to repurchase these shares in connection with the issuance of common stock in September 1997. The cost of this acquisition was approximately $4,000. DA Systems is a British manufacturer of security control equipment with annual net sales of approximately $10,800 prior to its acquisition.

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

In November 1997, the Company acquired all of the outstanding stock of Security Supplies NZ Ltd. ("Security Supplies") of New Zealand for approximately $50 in cash. Security Supplies provided the Company with immediate access to an established market base in New Zealand. Security Supplies had annual sales of approximately $800 prior to its acquisition.

In January 1998, the Company acquired all of the outstanding stock of Electronics Design & Manufacturing Pty Limited ("EDM") of Australia in exchange for 187 shares of its common stock and $2,800 in cash. EDM is a major Australian manufacturer of security control equipment with annual net sales of approximately $4,600, prior to its acquisition.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee, RAS, Security Supplies, EDM, EFSEC and Alarm Center are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of purchase price for each business, except for EDM, EFSEC and Alarm Center, for which the purchase price allocation has not been finalized. Unallocated excess of purchase price over net assets acquired as of June 30, 1998 is $3,200 and is included with goodwill.

NOTE 4 - EARNINGS PER SHARE

There are no significant reconciling items between net income as presented in the consolidated statement of operations and net income available to common stockholders used in the calculation of earnings per share. Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate to deferred compensation plans, options and warrants, as follows:

                                                 Quarter ended June 30,
                                                    1998         1997
                                                    ----         ----
Weighted average number of shares outstanding      6,291        4,613
Shares associated with deferred compensation,
  option and warrant plans                           542          588

NOTE 5 - RESTRUCTURING

The Company recorded a restructuring charge of approximately $400 during the first quarter of fiscal 1999 for severance costs related to the termination of employees at the Fairport, New York and Southall, England facilities. The charge has been included in the results from continuing operations and had a material impact on operating results in the first quarter of 1999. These manufacturing employees will be terminated during fiscal 1999, thus the accrual has been included in other current liabilities at June 30, 1998.

                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is a leading supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to substantially expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made nine acquisitions and established a manufacturing facility in China. Significant acquisitions are described in Note 3. The impact on the Company from the implementation of these strategies is demonstrated by an increase in the Company's net sales of 19.9% to $33.8 million in the three months ended June 30, 1998 from $28.2 million in the comparable period in 1997. These acquisitions had a significant impact on the comparative information for the three month periods ending June 30, 1998 and 1997 with respect to results of operations.

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

Results of Operations

    The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                                     Fiscal Year Ended      Three Months Ended
                                         March 31,               June 30,
                                     1998         1997        1998      1997

Net sales                           100.0%       100.0%      100.0%    100.0%
Costs and expenses:
 Production                          66.4         64.2        63.0      62.2
 Research and development             6.8          8.0         6.3       7.4
 Marketing, administrative
  and general                        23.2         21.2        25.5      22.6
                                     ----         ----        ----      ----
Operating income                      3.6          6.6         5.2       7.8
Other income (expense)
 Interest income                      0.2          0.1         0.1       0.0
 Interest expense                    (1.8)        (1.7)       (1.2)     (2.3)
 Other income (expense)              (0.2)         0.2        (0.1)      0.7
                                     ----         ----        ----      ----
Income before income taxes            1.8          5.2         4.0       6.2
Provision for income taxes            0.7          1.5         1.5       2.2
                                     ----         ----        ----      ----
 Net income (loss)                    1.1%         3.7%        2.5%      4.0%
                                      ===         ====        ====      ====

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

    The Company's net sales increased 19.9% to $33.8 million in the first quarter of fiscal 1999 from $28.2 million in the comparable quarter last year. The net sales of acquired businesses accounted for $5.4 million of this increase. The remaining $0.2 million increase represents sales growth from existing operations. The rate of sales growth in the first quarter of fiscal 1999 was adversely impacted by lower sales to one of the Company's major customers and the acquisition of two of the Company's customers by other businesses.

    Production expenses increased 21.2% to $21.3 million in the first quarter of fiscal 1999 from $17.6 million in the comparable quarter last year. As a percentage of net sales, production expenses remained relatively consistent at 63.0% in the current quarter compared to 62.2% in the comparable quarter last year. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales.

    Research and development expenses remained consistent at $2.1 million in the first quarter of fiscal 1999 and 1998 periods. As a percentage of net sales, research and development expenses decreased to 6.4% in the current quarter from 7.4% in the comparable quarter last year. The decrease in research and development expenses as a percentage of net sales was primarily due the acquisition of redistributor businesses during fiscal 1998 which have sales but do not incur research and development expenditures.

    Marketing, administrative and general expenses increased 35.1% to $8.6 million in the first quarter of fiscal 1999 from $6.4 million in the comparable quarter last year. As a percentage of net sales, marketing, administrative and general expenses increased to 25.8% in the current quarter from 22.6% in the comparable quarter last year. The increase in marketing, administrative and general expenses was primarily due to the acquisition of businesses in fiscal 1998. In addition, a charge of approximately $0.4 million was recorded in the first quarter of fiscal 1999 relating to the restructuring of the Company's Fairport, New York and Southall, England manufacturing facilities. This restructuring relates to severance associated with the transfer of manufacturing from those facilities to the Company's China facility. It is expected that these actions will be substantially completed by the end of fiscal 1999. The Company expects to save approximately $2.0 million annually in salaries and benefits as a result of this action.

    Interest expense decreased to $0.4 million in the first quarter of fiscal 1999 from $0.6 million in the comparable quarter last year. This decrease was primarily due to lower borrowings outstanding.

    The Company's effective income tax rate for the first quarter of fiscal 1999 was 39.0% compared to 35.7% for the comparable quarter last year. The higher effective rate is associated with the source of the Company's income among domestic and international entities as well as the impact of non-deductible goodwill.

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

    Three Months Ended June 30, 1998. During the three months ended June 30, 1998, the Company's operating activities used $1.4 million of operating cash flow. Net income, depreciation and amortization provided $1.8 million, an increase in inventories used, $2.3 million and a decrease in accounts payable used $1.3 million. Other account changes provided $0.4 million of operating cash flow.

    During the three months ended June 30, 1998, cash used for investing activities was $1.3 million and was utilized for the acquisition of EFSEC and Alarm Center and for capital expenditures.

    During the three months ended June 30, 1998, cash provided by financing activities was $1.5 million, primarily representing proceeds from borrowings to finance operations and capital expenditures.

    Capital Resources. On June 30, 1998, the Company had cash balances of $1.8 million. On that date, the Company had a $17.0 million revolving credit facility under which it had borrowed $4.8 million. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage. The agreement matured on July 31, 1998. However, the line was extended through August 31, 1998. The Company is in process of finalizing an extension of the facility through July 2000, and expects this to be completed by August 31, 1998.

    The Company expects to continue to pursue acquisitions and the development of new products and markets. On-going capital expenditures will include continued investment in facilities and equipment necessary to produce and market its security, fire detection, access control and CCTV products. The Company also plans to continue its efforts to market its products internationally.

    The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 1999. However, there can be no assurance that existing cash flow will be sufficient to fund the Company's on-going operations.

    Year 2000 Issues. The Company has assessed the impact of the year 2000 on its products and information systems and is currently in the process of assessing the impact of the year 2000 on its vendors. The Company believes its products are year 2000 compatible. The Company's domestic business information systems will require upgrades and enhancements to be made year 2000 compliant. These upgrades are currently being performed and are expected to be completed prior to the year 2000.

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

The estimated remaining costs of year 2000 projects approximate $0.7 million. Management's estimate of the costs and completion dates are dependent on various factors including availability of skilled resources and the ability to locate and modify all relevant software code. For additional information regarding the risks associated with the Company's compliance with Year 2000, see "Risk Factors-Year 2000" in Item 1 of the Company's Form 10-K for the year ended March 31, 1998.

    Dividend Policy. The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.

Forward-Looking Statements

    This quarterly report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "plan," "anticipate," "intend," "could," "estimate," "continue," "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section of the Company's 1998 Form 10-K for the year ended March 31, 1998.


                          PART II OTHER INFORMATION

Item 6.  Exhibits and Reports for Form 8-K.

         A. Exhibits

            See Exhibit Index

         B. Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DETECTION SYSTEMS, INC.
                                          Registrant

DATE:  August 14, 1998                    By: /s/ Karl H. Kostusiak
                                          Karl H. Kostusiak, President


                                          By: /s/ Frank J. Ryan
                                          Frank J. Ryan, Vice President,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)


                                          By: /s/ Christopher P. Gerace
                                          Christopher P. Gerace
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)


                                EXHIBIT INDEX
Item
No.                Exhibits                          Location
----               --------                          --------
3(a)     Detection Systems, Inc.        Incorporated by reference to
         Certificate of Incorporation   Exhibit 3(a) of the Company's
         as amended                     1997 Annual Report on Form 10-K

3(b)     Detection Systems, Inc.        Incorporated by reference to
         By-Laws as amended             Exhibit 3(b) of the Company's
                                        1997 Annual Report on Form 10-K

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

10(i)    Executive Officer Cash Bonus   Incorporated by reference to
         Plan                           Exhibit 10(i) of the Company's
                                        1998 Annual Report on Form 10-K

10(j)    Executive employment           Incorporated by reference to
         contract with Karl H.          Exhibit 10(j) of the Company's
         Kostusiak.                     1998 Annual Report on Form 10-K

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

11       Statement re: Computation of   Included as Exhibit 11 of this
         Per Share Earnings             Quarterly Report on Form 10-K

24       Powers of Attorney             Incorporated by reference to
                                        Exhibit 24 of the Company's 1998
                                        Annual Report on Form 10-K

27       Financial Data Schedule        Included as Exhibit 27 of this
                                        Quarterly Report on Form 10-Q