Form 10-Q
period 1998-09-30
DETECTION SYSTEMS INC
filed 1998-11-17
CIK 28365

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

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

                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ____


As of November 6, 1998 there were outstanding 6,327,182 shares of the registrant's common stock, par value $.05 per share.

                            PART I FINANCIAL INFORMATION
                      DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet
                       (in thousands, except per share data)

Assets                                         Sept. 30, 1998   March 31, 1998
Current assets:                                   (Unaudited)
Cash and cash equivalents                              $1,759           $3,160
Accounts receivable, less allowance for
  doubtful accounts ($1,215 and $1,033,
  respectively)                                        24,570           23,505
Inventories                                            41,561           38,154
Other current assets                                    4,557            3,701
                                                       ------           ------
                                                       72,447           68,520

Fixed assets, net                                      11,999           12,142
Goodwill and other intangibles                         10,196            8,907
Other assets                                            4,761            4,475
                                                       ------           ------
                                                      $99,403          $94,044
                                                       ======           ======
Liabilities
Current liabilities:
   Short term borrowings                               $7,186          $ 4,002
   Current portion of long term debt                      400              405
   Accounts payable                                    10,995           12,368
   Accrued payroll and benefits                         1,859            1,636
   Other current liabilities                            7,641            5,165
                                                       ------           ------
                                                       28,081           23,576

Other liabilities                                       2,365            2,655
Long term debt                                         15,442           16,549

Shareholders' equity:
  Common stock, par value $.05 per share;
   Authorized - 24,000 shares; Issued -
   6,555 shares and 6,518 shares,
   respectively                                           328              326
Capital in excess of par value                         45,099           44,805
Retained earnings                                      12,038            9,976
                                                       ------           ------
                                                       57,465           55,107
Less - Treasury stock, at cost                         (3,783)          (3,785)
  Notes receivable for stock purchases                   (146)             (14)
  Cumulative translation adjustment                       (21)             (44)
                                                       ------           ------
                                                       53,515           51,264
                                                       ------           ------
                                                      $99,403          $94,044
                                                       ======           ======

        (See accompanying notes to consolidated financial statements)

                  DETECTION SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statement of Operations and Retained Earnings (Unaudited)
                    (in thousands, except per share data)

                                            Sept. 30, 1998      Sept. 30, 1997
For the Three Months Ended:                  (Current Year)    (Preceding Year)
                                            --------------     ---------------
Net sales                                          $35,455             $34,463

Costs and expenses:
 Production                                         22,225              23,033
 Research and development                            1,956               2,203
 Marketing, administrative and general               8,880               7,489
                                                    ------              ------
Total costs and expenses                            33,061              32,725

Operating income                                     2,394               1,738
Other income (expense)
 Interest income                                        64                   3
 Interest expense                                     (427)               (817)
 Other income (expense)                                (20)                 23
                                                    ------              ------
Income before income taxes                           2,011                 947
Provision for income taxes                             781                 275
                                                    ------              ------
Net income                                         $ 1,230               $ 672
                                                    ======              ======

Retained earnings at beginning of period            10,808               9,740
                                                    ------              ------
Retained earnings at end of period                 $12,038             $10,412
                                                    ======              ======
Earnings per share
 Basic                                               $0.19               $0.14
                                                      ====                ====
 Diluted                                             $0.18               $0.12
                                                      ====                ====

        (See accompanying notes to consolidated financial statements)

                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statement of Operations and Retained Earnings (Unaudited)
                    (in thousands, except per share data)

                                            Sept. 30, 1998      Sept. 30, 1997
For the Six Months Ended:                    (Current Year)    (Preceding Year)
                                            --------------     ---------------
Net sales                                          $69,263             $62,671

Costs and expenses:
 Production                                         43,511              40,589
 Research and development                            4,090               4,288
 Marketing, administrative and general              17,508              13,876
                                                    ------              ------
Total costs and expenses                            65,109              58,753

Operating income                                     4,154               3,918
Other income (expense)
 Interest income                                       118                   6
 Interest expense                                     (836)             (1,454)
 Other income (expense)                                (62)                239
                                                    ------              ------
Income before income taxes                           3,374               2,709
Provision for income taxes                           1,312                 904
                                                    ------              ------
Net income                                         $ 2,062             $ 1,805
                                                    ======              ======

Retained earnings at beginning of period             9,976               8,594

Amortization of redeemable common stock                                     13
                                                    ------              ------
Retained earnings at end of period                 $12,038             $10,412
                                                    ======              ======
Earnings per share
 Basic                                               $0.33               $0.38
                                                      ====                ====
 Diluted                                             $0.30               $0.34
                                                      ====                ====

        (See accompanying notes to consolidated financial statements)

                  DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows (Unaudited)
                          (in thousands of dollars)

For the Six Months Ended September 30,                    1998          1997
Cash flows from operating activities:                     ----          ----
Net income                                              $2,062        $1,805
                                                         -----         -----
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                          1,829         2,271
  Deferred compensation                                                  457
  Stock based compensation                                                86

Changes in assets and liabilities:
  Accounts receivable                                     (950)       (1,428)
  Inventories                                           (2,777)        3,773
  Accounts payable                                      (1,723)       (3,228)
  Accrued payroll and benefits                             223           (11)
  Other assets & liabilities                               110        (4,980)
                                                        ------        ------
  Total adjustments                                     (3,288)       (3,060)
                                                        ------        ------
   Net cash used in operating activities                (1,226)       (1,255)

Cash flows from investing activities:
   Capital expenditures                                 (1,584)       (1,212)
   Acquisition of businesses                              (473)       (6,816)
                                                        ------        ------
   Net cash used in investing activities                (2,057)       (8,028)

Cash flows from financing activities:
   Proceeds from borrowings                              3,322         6,718
   Proceeds from issuance of common stock                             24,259
   Principal payments on debt and
    capital lease obligations                           (1,372)      (18,844)
   Common stock transactions, net                          (91)          486
                                                         -----        ------
   Net cash provided by financing activities             1,859        12,619

Effect of exchange rates                                    23          (144)
                                                         -----         -----
Net(decrease)increase in cash and cash equivalents      (1,401)        3,192

Cash and cash equivalents, beginning of period           3,160         2,244
                                                         -----         -----
Cash and cash equivalents, end of period                $1,759        $5,436
                                                         =====         =====
Cash paid during the period for:
   Interest                                            $   863        $1,113
                                                           ===         =====
   Income taxes                                        $   458        $1,577
                                                           ===         =====

        (See accompanying notes to consolidated financial statements)

                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

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

Cash flow statement - During the first quarter of fiscal 1999, the Company issued 28,161 shares of common stock in connection with the acquisition of EFSEC. During the first quarter of fiscal 1998, the Company issued 221,738 and 34,141 shares of common stock in connection with the acquisitions of Digital Audio Ltd. ("DA Systems") and Seriee S.A. ("Seriee"), respectively (see Note 3).

NOTE 2.  INVENTORIES

Major classifications of inventory follow (in thousands):

                                   Sept. 30, 1998        March 31, 1998
                                   --------------        --------------
Component Parts                           $18,711               $22,061
Work In Process                             2,782                 1,488
Finished Products                          20,068                14,605
                                           ------                ------
                                          $41,561               $38,154
                                           ======                ======

NOTE 3.  ACQUISITIONS

Fiscal 1999 Acquisitions - In June 1998, the Company acquired all of the outstanding stock of EFSEC AB ("EFSEC")for approximately $1,250,000 comprised of cash and 28,161 shares of its common stock. EFSEC is a Swedish distributor of electronic security equipment and had annual net sales of approximately $3,000,000 prior to its acquisition.

In June 1998, the Company acquired all of the outstanding stock of Alarm Center Kft ("Alarm Center") for $125,000 in cash. Alarm Center is a Hungarian distributor of electronic security equipment and had annual net sales of approximately $500,000 prior to its acquisition.

Fiscal 1998 Acquisitions - In May 1997, the Company acquired all of the outstanding stock of DA Systems in exchange for 221,738 shares of its common stock. The shares were callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and could be put to the Company at that price after that date. The Company exercised its call option to repurchase these shares in connection with the issuance of common stock in September 1997. The cost of this acquisition was approximately $4,000,000. DA Systems is a British manufacturer of security control equipment and had annual net sales of approximately $10,800,000 prior to its acquisition.

In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee of France, in exchange for 34,141 shares of its common stock, valued at approximately $600,000. Seriee is a manufacturer of electronic control and communication equipment and had annual net sales of approximately $6,300,000 prior to its acquisition.

In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-Active Systems N.V.("RAS") of Belgium for approximately $3,600,000 in cash. RAS had annual net sales of approximately $9,900,000 prior to its acquisition.

In November 1997, the Company acquired all of the outstanding stock of Security Supplies NZ Ltd. ("Security Supplies") of New Zealand for approximately $50,000 in cash. Security Supplies had annual sales of approximately $800,000 prior to its acquisition.

In January 1998, the Company acquired all of the outstanding stock of Electronics Design & Manufacturing Pty Limited ("EDM") of Australia in exchange for 186,667 shares of its common stock and $2,800,000 in cash. EDM had annual net sales of approximately $4,600,000 prior to its acquisition.

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee, RAS, Security Supplies, EDM, EFSEC and Alarm Center are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of the purchase price for each business, except for EDM, EFSEC and Alarm Center, for which the purchase price allocation has not been finalized. Unallocated excess of purchase price over net assets acquired as of September 30, 1998 is $3,331,000 and is included with goodwill and other intangibles.

NOTE 4 - EARNINGS PER SHARE

There are no significant reconciling items between net income as presented in the consolidated statement of operations and net income available to common shareholders used in the calculation of earnings per share. Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate to deferred compensation plans, options and warrants, as follows (in thousands):

                                              Three months        Six months
                                             ended Sept. 30,    ended Sept. 30,
                                              1998     1997      1998    1997
                                              ----     ----      ----    ----
Weighted average number of shares
outstanding                                  6,324    4,837     6,307   4,724

Shares associated with deferred
  compensation, option and warrant plans       515      603       523     583

NOTE 5 - RESTRUCTURING

The Company recorded a restructuring charge of approximately $400,000 during the first quarter of fiscal 1999 for severance costs related to the termination of employees at the Fairport, New York and Southall, England facilities. The charge has been included in the results from continuing operations and had a material impact on operating results in the first quarter of 1999. These manufacturing employees will be terminated during fiscal 1999, thus the accrual has been included in other current liabilities at September 30, 1998.

                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to substantially expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made nine acquisitions and established a manufacturing facility in China. Recent acquisitions are described in Note 3. These acquisitions had a significant impact on the comparative information for the six month and three month periods ending September 30, 1998 and 1997 with respect to results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                                Fiscal Year      Three Months      Six Months
                              Ended March 31,   Ended Sept. 30,  Ended Sept. 30
                               1998     1997     1998     1997     1998    1997
                               ----     ----     ----     ----     ----    ----
Net sales                    100.0%    100.0%  100.0%    100.0%  100.0%   100.0%
Costs and expenses:
 Production                   66.4      64.2    62.7      66.8    62.8     64.8
 Research and development      6.8       8.0     5.5       6.4     5.9      6.8
 Marketing, administrative
  and general                 23.2      21.2    25.0      21.8    25.3     22.1
                              ----      ----    ----      ----    ----     ----
Operating income               3.6       6.6     6.8       5.0     6.0      6.3
Other income (expense)
 Interest income               0.2       0.1     0.2       0.0     0.2      0.0
 Interest expense             (1.8)     (1.7)   (1.2)     (2.3)   (1.2)    (2.3)
 Other income (expense)       (0.2)      0.2    (0.1)      0.0    (0.1)     0.3
                              ----      ----    ----       ----   ----     ----
Income before income taxes     1.8       5.2     5.7       2.7     4.9      4.3
Provision for income taxes     0.7       1.5     2.2       0.8     1.9      1.4
                              ----       ----   ----       ----   ----     ----
 Net income                    1.1%      3.7%    3.5%      1.9%    3.0%     2.9%
                               ===       ===     ===       ===     ===      ===


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company's net sales increased 2.9% to $35,455,000 in the fiscal 1999 period from $34,463,000 in the comparable period in fiscal 1998. The net sales of acquired businesses accounted for $2,839,000 of net sales. Net sales from on-going operations were $32,616,000 in the fiscal 1999 period. Sales by the Company's on-going operations have been impacted compared to the comparable period of the prior year by lower sales to one of the Company's major customers and by the acquisition of two of the Company's customers by other businesses who are not standardized on the Company's products.

Production expenses decreased 3.5% to $22,225,000 in the fiscal 1999 period from $23,033,000 in the comparable period in fiscal 1998. As a percentage of net sales, production expenses decreased to 62.7% in the fiscal 1999 period compared to 66.8% in the comparable period in fiscal 1998. The decrease in production expenses in aggregate and as a percentage of net sales was primarily due to changes in product mix and improvements in the Company's manufacturing cost structure.

Research and development expenses decreased 11.2% to $1,956,000 in the fiscal 1999 period from $2,203,000 in the comparable period in fiscal 1998. The decrease in research and development expenses is primarily attributable to the reduced use of outside consultants. As a percentage of net sales, research and development expenses decreased to 5.5% in the fiscal 1999 period from 6.4% in the comparable period in 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to the reduced use of outside consultants and the acquisition of redistributor businesses during fiscal 1999 and 1998 which have sales but do not incur research and development expenditures.

Marketing, administrative and general expenses increased 18.6% to $8,880,000 in the fiscal 1999 period from $7,489,000 in the comparable period in fiscal 1998. As a percentage of net sales, marketing, administrative and general expenses increased to 25.0% in the fiscal 1999 period from 21.8% in the comparable period in fiscal 1998. The increase in marketing, administrative and general expenses in aggregate and as a percentage of net sales was primarily due to the acquisition of businesses in fiscal 1999 and additional marketing expenditures incurred by the Company's domestic businesses.

Interest expense decreased to $427,000 in the fiscal 1999 period from $817,000 in the comparable period in 1998. This decrease was primarily due to lower borrowings outstanding. Approximately $18,800,000 in debt was repaid during the second quarter of fiscal 1998 with proceeds from the Company's September 1997 public offering of common stock.

The Company's effective income tax rate for the fiscal 1999 period was 38.8% compared to 29.0% for the comparable period in fiscal 1998. The higher effective rate is attributable to changes in the mix of the Company's income generated from domestic and international entities as well as the impact of non-deductible goodwill.

Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997

     The Company's net sales increased 10.5% to $69,263,000 in the fiscal 1999 period from $62,671,000 in the comparable period in fiscal 1998. The net sales of acquired businesses accounted for $8,239,000 of net sales. Net sales from on-going operations were $61,024,000 in the fiscal 1999 period. Sales during this period by the Company's on-going operations have been impacted compared to the comparable period of the prior year by lower sales to one of the Company's major customers and by the acquisition of two of the Company's customers by other businesses who are not standardized on the Company's products.

     Production expenses increased 7.2% to $43,511,000 in the fiscal 1999 period from $40,589,000 in the comparable period in 1998. As a percentage of net sales, production expenses decreased to 62.8% in the fiscal 1999 period compared to 64.8% in the comparable period in fiscal 1998. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to changes in product mix and improvements in the Company's manufacturing cost structure.

     Research and development expenses decreased 4.6% to $4,090,000 in the fiscal 1999 period from $4,288,000 in the comparable period in fiscal 1998. The decrease in research and development expenses is primarily attributable to the reduced use of outside consultants. As a percentage of net sales, research and development expenses decreased to 5.9% in the fiscal 1999 period from 6.8% in the comparable period in 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to the reduced use of outside consultants and the acquisition of redistributor businesses during fiscal 1999 and 1998 which have sales but do not incur research and development expenditures.

     Marketing, administrative and general expenses increased 26.2% to $17,508,000 in the fiscal 1999 period from $13,876,000 in the comparable period in fiscal 1998. As a percentage of net sales, marketing, administrative and general expenses increased to 25.3% in the fiscal 1999 period from 22.1% in the comparable period in fiscal 1998. The increase in marketing, administrative and general expenses was primarily due to the acquisition of businesses in fiscal 1998. In addition, a charge of approximately $400,000 was recorded in the first quarter of fiscal 1999 relating to the restructuring of the Company's Fairport, New York and Southall, England manufacturing facilities. This restructuring relates to severance associated with the transfer of manufacturing from those facilities to the Company's China facility. It is expected that these actions will be substantially completed by the end of fiscal 1999. The Company expects to save approximately $2.0 million annually in salaries and benefits as a result of this action.

     Interest expense decreased to $836,000 in the fiscal 1999 period from $1,454,000 in the comparable period in 1998. This decrease was primarily due to lower borrowings outstanding. Approximately $18,800,000 in debt was repaid during the second quarter of fiscal 1998 with proceeds from the Company's September 1997 public offering of common stock.

     The Company's effective income tax rate for the fiscal 1999 period was 38.9% compared to 33.4% for the comparable period in fiscal 1998. The higher effective rate is attributable to changes in the mix of the Company's income generated from domestic and international entities as well as the impact of non-deductible goodwill.

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

     Six Months Ended September 30, 1998. During the six months ended September 30, 1998, the Company's operating activities used $1,226,000 of operating cash flow. Net income, depreciation and amortization provided $3,891,000, an increase in inventories used $2,777,000, and a decrease in accounts payable used $1,723,000. Other account changes used $617,000 of operating cash flow.

     During the six months ended September 30, 1998, cash used for investing activities was $2,057,000 and was utilized for the acquisition of EFSEC and Alarm Center and for capital expenditures.

     During the six months ended September 30, 1998, cash provided by financing activities was $1,859,000, primarily representing proceeds from borrowings to finance operations and capital expenditures.

     Capital Resources. On September 30, 1998, the Company had cash balances of $1,759,000. On that date, the Company had a $17,000,000 revolving credit facility under which it had borrowed $5,784,000. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage. The agreement matured on July 31, 1998. However, the line has now been renewed through July 31, 2000.

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

     Year 2000 Issues. The Company has appointed a team to assess the impact of the year 2000 on its information systems, products, and business. This team includes two members of senior management and is lead by the Vice President of Operations. To ensure year 2000 compliance, the Company has established specific categories to be reviewed:

Products. The Company has placed a high priority on ensuring its products are year 2000 ready and is completing a comprehensive review of year 2000 readiness of its products. The Company has reviewed all products that are manufactured domestically and at its China manufacturing facility and believes these products to be year 2000 compatible. The Company has also evaluated products purchased for resale by its domestic businesses and believes these products to be year 2000 compatible. The Company is currently assessing year 2000 compatibility of products manufactured and purchased for resale at its other foreign subsidiaries. The Company does not expect significant issues with year 2000 readiness of product sold by its foreign subsidiaries as product sold by the Company generally does not use date information for calculations or comparisons.

Manufacturing. Some of the tools and equipment (hardware and software) used to develop and manufacture the Company's products are date-sensitive. The Company believes that the critical tools and equipment used by it to manufacture products will be "year 2000 ready" or will be made ready through upgrades by the suppliers of the tools or equipment. As a result the Company does not expect significant interruption to its manufacturing capabilities because of the failure of tools and/or equipment.

Non-Manufacturing Business Applications. Throughout the business the Company is fixing and testing all non-manufacturing business applications such as core financial information and reporting systems, procurement, human resources/payroll, factory applications, customer service systems, and revenue systems, and does not expect any significant year 2000 problems in this area.

The Company's domestic business information systems required upgrades and enhancements to be made year 2000 compliant. These upgrades have been made and are currently being tested. Testing of year 2000 upgrades is expected to be completed prior to the year 2000.

Most of the Company's non-US subsidiaries' information systems will require various degrees of upgrade or replacement to be capable of handling year 2000 issues (excluding the Hong Kong subsidiary, which utilizes the Company's domestic information system). The Company is in the process of converting each of its non-US subsidiaries to new enterprise resource planning systems capable of handling the year 2000. The Company expects to be capable of handling the year 2000 at all locations without significant interruption to business activity.

Facilities and Infrastructure. The Company has evaluated its facilities and infrastructure (health, safety and environment systems, buildings, security/alarms/doors, desktop computers, networks) to ensure they are year 2000 ready. Upgrades are being implemented where needed and the Company does not expect significant interruption to its operations because of year 2000 problems with its facilities and infrastructure.

Logistics. The Company has devoted significant resources to ensure that its operations are not disrupted because of services or products supplied to the Company.

Of importance to the Company for year 2000 is the readiness of suppliers and the products the Company procures from suppliers. The Company has a comprehensive program to identify and obtain year 2000 information from its critical suppliers. The program includes awareness letters, questionnaires, and a review of suppliers' year 2000 web-sites. If a supplier is of concern regarding non-year 2000 readiness, the Company will develop contingency and alternate sourcing plans to minimize the year 2000 risk.

The Company estimates that the expected total aggregate costs for its year 2000 activities from 1997 through 2000 will be approximately $700,000. External costs incurred through September 30, 1998 were approximately $145,000 and primarily related to computer software. It is anticipated that the remaining year 2000 costs will relate to computer software, computer hardware and consulting fees. The Company does not separately track internal costs relating to the year 2000 and they are not included in the Company's estimate of year 2000 costs. These costs do not include estimates for potential litigation, which at the present time is not viewed as a significant risk.

The Company reviews and updates data for costs incurred and forecasted costs each quarter. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but some outside the Company's control. Management's estimate of the costs and completion dates are dependent on various factors including the availability of skilled resources and the ability to locate and modify all relevant software code. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any year 2000 problems could occur.

For additional information regarding the risks associated with the Company's compliance with year 2000, see "Risk Factors-Year 2000" in Item 1 of the Company's Form 10-K for the year ended March 31, 1998.

     Euro Conversion. The Company is assessing the potential impact that may result from the euro conversion. The Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) accounting and tax; (2) management information systems required to accommodate euro-denominated transactions; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts.

Since the Company is still in its assessment phase, the Company cannot yet predict the anticipated impact of the euro conversion on the Company.

     Dividend Policy. The Company is dedicated to promoting shareholder value through long-term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.

Forward-Looking Statements

     This quarterly report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "plan," "anticipate," "intend," "could," "estimate," "continue," "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section of the Company's 1998 Form 10-K for the year ended March 31, 1998.

                         PART II OTHER INFORMATION

Item 5.  Other Information

     A. Shareholder Proposals - Deadline for Inclusion in Proxy Materials As set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, any proposal by a stockholder of the Company intended to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company on or before April 29, 1999 to be included in the proxy materials of the Company relating to such meeting.

     B. Shareholder Proposals - Discretionary Voting of Proxies In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 1999 Annual Meeting of Shareholders is received by the Company after June 14, 1999, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 1999 Annual Meeting of Shareholders.



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

                                          DETECTION SYSTEMS, INC.
                                          Registrant

DATE: November 16, 1998                   By: /s/ Karl H. Kostusiak
                                          Karl H. Kostusiak, President


                                          By: /s/ Frank J. Ryan
                                          Frank J. Ryan, Vice President,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)


                                          By: /s/ Christopher P. Gerace
                                          Christopher P. Gerace
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                               EXHIBIT INDEX

Item
No.                  Exhibits                         Location

3(a)       Detection Systems, Inc.       Included as Exhibit 3 of this
           Certificate of                Quarterly Report on Form 10-Q
           Incorporation as amended

3(b)       Detection Systems, Inc.       Incorporated by reference to
           By-Laws as amended            Exhibit 3(b) of the Company's 1997
                                         Annual Report on Form 10-K

10(a)      Medical reimbursement plan    Incorporated by reference to
                                         Exhibit 10(b) of the Company's
                                         1997 Annual Report on Form 10-K

10(b)      Employee stock purchase plan  Incorporated by reference to
                                         Exhibit 10 of the Company's 1994
                                         Annual Report on Form 10-K

10(c)      Fleet Amended & Restated      Included as Exhibit 10(c) of this
           Credit Facility Agreement     Quarterly Report on Form 10-Q
           dated September 30, 1998


10(d)      Deferred Compensation Plan    Incorporation by reference to
           and Deferred Bonus Plan.      Exhibit 10(c) to the Company's
                                         Quarterly Report on Form 10-Q, for
                                         the quarter ended 12/31/97

10(e)      1992 Restated Stock Option    Incorporated by reference to
           Plan                          Exhibit 22 of the Company's 1995
                                         Annual Report on Form 10-K

10(f)      1997 Stock Option Plan        Incorporated by reference to
                                         Exhibit 10(o)of the Company's
                                         Registration Statement on Form S-2
                                         (No. 333-31951) filed on 7/24/97

10(g)      Executive Officer Cash        Incorporated by reference to
           Bonus Plan                    Exhibit 10(g) of the Company's
                                         1998 Annual Report on Form 10-K

10(h)      Executive employment          Incorporated by reference to
           contract with Karl H.         Exhibit 10(h) of the Company's
           Kostusiak.                    1998 Annual Report on Form 10-K

10(i)      Amendment #1 to executive     Included as Exhibit 10(i) of this
           employment contract with      Quarterly Report on Form 10-Q
           Karl H. Kostusiak

10(j)      Executive employment          Included as Exhibit 10(j) of this
           contract with David B.        Quarterly Report on Form 10-Q
           Lederer.

10(k)      Executive employment          Incorporated by reference to
           contract with Lawrence R.     Exhibit 10 of the Company's 1995
           Tracy.                        Annual Report on Form 10-K

10(l)      Stock Purchase Agreements     Incorporated by reference to
           with Karl H. Kostusiak and    Exhibit 10(l) of the Company's
           David B. Lederer              1997 Annual Report on Form 10-K

10(m)      Non-Employee Director Stock   Included as Exhibit 10(m) of this
           Option Plan                   Quarterly Report on Form 10-Q

11         Statement re: Computation     Included as Exhibit 11 of this
           of Per Share Earnings         Quarterly Report on Form 10-Q

24         Powers of Attorney            Incorporated by reference to
                                         Exhibit 24 of the Company's 1998
                                         Annual Report on Form 10-K

27         Financial Data Schedule       Included as Exhibit 27 of this
                                         Quarterly Report on Form 10-Q