Form 10-Q
period 1998-12-31
DETECTION SYSTEMS INC
filed 1999-02-12
CIK 28365

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

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

                         ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X_ No _____


As of January 31, 1999 there were outstanding 6,330,873 shares of the registrant's common stock, par value $.05 per share.


                         PART I FINANCIAL INFORMATION
                      DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet
                       (in thousands, except per share data)

                                                Dec. 31, 1998   March 31, 1998
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $  2,480             $  3,160
  Accounts receivable, less allowance for
  doubtful accounts ($1,282 and $1,033,
  respectively)                                    22,085               23,505
Inventories                                        41,701               38,154
Other current assets                                5,801                3,701
                                                 --------             --------
                                                   72,067               68,520

Fixed assets, net                                  11,732               12,142
Goodwill and other intangibles                      9,982                8,907
Other assets                                        4,833                4,475
                                                 --------             --------
                                                 $ 98,614             $ 94,044
                                                 ========             ========
Liabilities
Current liabilities:
   Short term borrowings                         $  2,927             $  4,002
   Current portion of long term debt                  386                  405
   Accounts payable                                10,298               12,368
   Accrued payroll and benefits                     1,685                1,636
   Other current liabilities                        8,731                5,165
                                                 --------             --------
                                                   24,027               23,576

Other liabilities                                   2,396                2,655
Long term debt                                     17,542               16,549

Shareholders' equity:
  Common stock, par value $.05 per share;
   Authorized - 24,000 shares; Issued -
   6,557 shares and 6,518 shares,
   respectively                                       328                  326
Capital in excess of par value                     45,105               44,805
Retained earnings                                  13,269                9,976
                                                 --------             --------
                                                   58,702               55,107
Less - Treasury stock, at cost                     (3,780)              (3,785)
  Notes receivable for stock purchases                (18)                 (14)
  Cumulative translation adjustment                  (255)                 (44)
                                                 --------             --------
                                                   54,649               51,264
                                                 --------             --------
                                                 $ 98,614             $ 94,044
                                                 ========             ========

        (See accompanying notes to consolidated financial statements)



                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statement of Operations and Retained Earnings (Unaudited)
                    (in thousands, except per share data)

For the Three Months Ended:                 Dec. 31, 1998        Dec. 31, 1997
                                            -------------        -------------
Net sales                                        $ 34,201             $ 31,347

Costs and expenses:
 Production                                        21,054             $ 21,437
 Research and development                           2,106                2,266
 Marketing, administrative and general              8,807                7,153
                                                 --------             --------
Total costs and expenses                           31,967               30,856

Operating income                                    2,234                  491

Other income (expense)
 Interest income                                       27                   92
 Interest expense                                    (430)                (419)
 Other income (expense)                               182                 (274)
                                                 --------             --------
Income (loss) before income taxes                   2,013                 (110)
Provision (benefit) for income taxes                  782                  (34)
                                                 --------             --------
Net income (loss)                                $  1,231             $    (76)
                                                 ========             ========

Retained earnings at beginning of period           12,038               10,412
                                                 --------             --------
Retained earnings at end of period               $ 13,269             $ 10,336
                                                 ========             ========
Earnings per share
 Basic                                           $   0.19             $  (0.01)
                                                 ========             ========
 Diluted                                         $   0.18             $  (0.01)
                                                 ========             ========

        (See accompanying notes to consolidated financial statements)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statement of Operations and Retained Earnings (Unaudited)
                    (in thousands, except per share data)

For the Nine Months Ended:                  Dec. 31, 1998        Dec. 31, 1997
                                            -------------        -------------
Net sales                                        $103,464             $ 94,018

Costs and expenses:
 Production                                        63,988               62,026
 Research and development                           6,196                6,554
 Marketing, administrative and general             26,892               21,029
                                                 --------             --------
Total costs and expenses                           97,076               89,609

Operating income                                    6,388                4,409

Other income (expense)
 Interest income                                      145                   98
 Interest expense                                  (1,266)              (1,873)
 Other income (expense)                               120                  (35)
                                                 --------             --------
Income before income taxes                          5,387                2,599
Provision for income taxes                          2,094                  869
                                                 --------             --------
Net income                                       $  3,293             $  1,730
                                                 ========             ========

Retained earnings at beginning of period            9,976                8,594

Amortization of redeemable common stock                                     12
                                                 --------             --------
Retained earnings at end of period               $ 13,269             $ 10,336
                                                 ========             ========
Earnings per share
 Basic                                           $   0.52             $   0.34
                                                 ========             ========
 Diluted                                         $   0.48             $   0.31
                                                 ========             ========

        (See accompanying notes to consolidated financial statements)


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows (Unaudited)
                          (in thousands of dollars)

For the Nine Months Ended December 31,                         1998       1997
Cash flows from operating activities:                          --         --
Net income                                                 $  3,293   $  1,730
                                                           --------   --------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                               2,807      2,951
  Deferred compensation                                                    457
  Stock based compensation                                                  86
  Gain on sale of land                                                    (205)

Changes in assets and liabilities:
  Accounts receivable                                         1,535     (1,820)
  Inventories                                                (2,917)     2,313
  Accounts payable                                           (2,420)    (2,448)
  Accrued payroll and benefits                                   49     (1,643)
  Other assets & liabilities                                    116     (4,324)
                                                           --------   --------
  Total adjustments                                            (830)    (4,633)
                                                           --------   --------
  Net cash provided by (used in)operating activities          2,463     (2,903)

Cash flows from investing activities:
  Capital expenditures                                       (2,250)    (1,977)
  Proceeds from sale of land                                               312
  Acquisition of businesses                                    (505)    (6,816)
                                                           --------   --------
  Net cash used in investing activities                      (2,755)    (8,481)

Cash flows from financing activities:
  Proceeds from borrowings                                    1,443      6,718
  Proceeds from issuance of common stock                                28,519
  Principal payments on debt and
   capital lease obligations                                 (1,666)   (19,135)
  Common stock transactions, net                                 46        468
                                                           --------   --------
  Net cash (used in) provided by financing activities          (177)    16,570

Effect of exchange rates                                       (211)      (302)
                                                           --------   --------
Net(decrease)increase in cash and cash equivalents             (680)     4,884

Cash and cash equivalents, beginning of period                3,160      2,244
                                                           --------   --------
Cash and cash equivalents, end of period                   $  2,480   $  7,128
                                                           ========   ========
Cash paid during the period for:
  Interest                                                 $  1,311   $  1,532
                                                           ========   ========
  Income taxes                                             $    614   $  1,612
                                                           ========   ========

        (See accompanying notes to consolidated financial statements)

                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
        THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                                 (Unaudited)


NOTE 1. - GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim consolidated financial statements include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain prior period balances have been reclassified to conform with the current period presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Cash flow statement - Non-cash transactions during fiscal 1999 and 1998 consisted of the acquisition of certain businesses with shares of the Company's common stock. See Note 3.

NOTE 2. - INVENTORIES

Major classifications of inventory follow (in thousands):

                                    Dec. 31, 1998        March 31, 1998
                                   --------------        --------------
Component Parts                           $17,067               $22,061
Work In Process                             3,534                 1,488
Finished Products                          21,100                14,605
                                           ------                ------
                                          $41,701               $38,154
                                           ======                ======

NOTE 3. - ACQUISITIONS

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

These transactions have been accounted for as purchases and, accordingly, the results of DA Systems, Seriee, RAS, Security Supplies, EDM, EFSEC and Alarm Center are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of the purchase price for each business, except for EDM, EFSEC and Alarm Center, for which the purchase price allocation has not been finalized. Unallocated excess of purchase price over net assets acquired as of December 31, 1998 is $3,272,000 and is included with goodwill and other intangibles.

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

                                                Three months      Nine months
                                               Ended Dec. 31,    Ended Dec. 31,
                                                1998     1997     1998    1997
                                                ----     ----     ----    ----
Weighted average number of shares
outstanding                                    6,328    6,048    6,313   5,165

Shares associated with deferred
  compensation, option and warrant plans         504       --      513     398


NOTE 5 - RESTRUCTURING

The Company recorded a restructuring charge of approximately $400,000 during the first quarter of fiscal 1999 for severance costs related to the termination of employees at the Fairport, New York and Southall, England facilities. The charge has been included in the results from continuing operations and had a material impact on operating results in the first quarter of 1999. These manufacturing employees will be terminated during fiscal 1999, thus the accrual has been included in other current liabilities at December 31, 1998.


                   DETECTION SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company is a leading supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and CCTV applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to substantially expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made nine acquisitions and established a manufacturing
facility  in  China.   Recent  acquisitions  are  described  in  Note  3.  These
acquisitions had a significant impact on the comparative information for the nine month and three month periods ending December 31, 1998 and 1997 with respect to results of operations.

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



Results of Operations

    The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                                                 (Unaudited)       (Unaudited)
                               Fiscal Year      Three Months       Nine Months
                             Ended March 31,   Ended Dec. 31,     Ended Dec. 31
                              1998     1997     1998     1997     1998     1997

Net sales                    100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Costs and expenses:
 Production                   66.4     64.2     61.6     68.4     61.8     66.0
 Research and development      6.8      8.0      6.2      7.2      6.0      7.0
 Marketing, administrative
  and general                 23.2     21.2     25.7     22.8     26.0     22.3
                             -----    -----    -----    -----    -----    -----
Operating income               3.6      6.6      6.5      1.6      6.2      4.7
Other income (expense)
 Interest income               0.2      0.1      0.1      0.3      0.1      0.1
 Interest expense             (1.8)    (1.7)    (1.2)    (1.3)    (1.2)    (2.0)
 Other (expense) income       (0.2)     0.2      0.5     (0.9)     0.1     (0.1)
                             -----    -----    -----    -----    -----    -----
Income (loss) before income
taxes                          1.8      5.2      5.9     (0.3)     5.2      2.7
Provision (benefit) for        0.7      1.5      2.3     (0.1)     2.0      0.9
income taxes
                             -----    -----    -----    -----    -----    -----
 Net income (loss)             1.1%     3.7%     3.6%    (0.2)%    3.2%     1.8%
                             =====    =====    =====    =====    =====    =====


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

    The Company's net sales increased 9.1% to $34,201,000 in the fiscal 1999 period from $31,347,000 in the comparable period in fiscal 1998. The net sales of acquired businesses accounted for $1,875,000 of this increase. Net sales from on-going operations were $32,326,000 in the fiscal 1999 period. Net sales during the current period by the Company's on-going operations have been favorably impacted compared to the prior year period by increased sales of security sensors and controls as well as CCTV products. This has been offset, in part, by the continued impact of lower sales to one of the Company's major domestic customers and by the acquisition of two of the Company's domestic customers by other businesses who are not standardized on the Company's products.

    Production expenses decreased 1.8% to $21,054,000 in the fiscal 1999 period from $21,437,000 in the comparable period in fiscal 1998. As a percentage of net sales, production expenses decreased to 61.6% in the fiscal 1999 period compared to 68.4% in the comparable period in fiscal 1998. The decrease in production expenses in the aggregate and as a percentage of net sales was primarily due to improvements in the Company's manufacturing cost structure and changes in product mix.

    Research and development expenses decreased 7.1% to $2,106,000 in the fiscal 1999 period from $2,266,000 in the comparable period in fiscal 1998. As a percentage of net sales, research and development expenses decreased to 6.2% in the fiscal 1999 period from 7.2% in the comparable period in 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to the reduced use of outside consultants and the acquisition of redistributor businesses during fiscal 1999 and 1998 which have sales but do not incur research and development expenditures.

    Marketing, administrative and general expenses increased 23.1% to $8,807,000 in the fiscal 1999 period from $7,153,000 in the comparable period in fiscal 1998. As a percentage of net sales, marketing, administrative and general expenses increased to 25.7% in the fiscal 1999 period from 22.8% in the comparable period in fiscal 1998. The increase in marketing, administrative and general expenses in the aggregate and as a percentage of net sales was primarily due to the acquisition of redistributor businesses in fiscal 1999 and additional marketing and technical support expenditures incurred by the Company's domestic and international businesses.

    Interest expense increased to $430,000 in the fiscal 1999 period from $419,000 in the comparable period in 1998, as borrowings outstanding remained relatively consistent during the two periods.

    The Company's effective income tax rate for the fiscal 1999 period was 38.8% compared to 30.9% for the comparable period in fiscal 1998. The higher effective rate was attributable to changes in the mix of the Company's income generated from domestic and international entities as well as the impact of non-deductible goodwill arising from the Company's acquisitions.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

    The Company's net sales increased 10.0% to $103,464,000 in the nine-month fiscal 1999 period from $94,018,000 in the comparable period in fiscal 1998. The net sales of acquired businesses accounted for $8,353,000 of this increase. Net sales from on-going operations were $95,111,000 in the fiscal 1999 period. Sales during the current period by the Company's on-going operations have been favorably impacted compared to the prior year period by increased sales of security sensors and controls as well as CCTV products. This has been offset, in part, by lower sales to one of the Company's major domestic customers and by the acquisition of two of the Company's domestic customers by other businesses who are not standardized on the Company's products.

    Production expenses increased 3.2% to $63,988,000 in the fiscal 1999 period from $62,026,000 in the comparable period in 1998. As a percentage of net sales, production expenses decreased to 61.8% in the fiscal 1999 period compared to 66.0% in the comparable period in fiscal 1998. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to improvements in the Company's manufacturing cost structure changes in product mix.

    Research and development expenses decreased 5.5% to $6,196,000 in the fiscal 1999 period from $6,554,000 in the comparable period in fiscal 1998. The decrease in research and development expenses is primarily attributable to the reduced use of outside consultants. As a percentage of net sales, research and development expenses decreased to 6.0% in the fiscal 1999 period from 7.0% in the comparable period in 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to the reduced use of outside consultants and the acquisition of redistributor businesses during fiscal 1999 and 1998 which have sales but do not incur research and development expenditures.
    Marketing, administrative and general expenses increased 27.9% to $26,892,000 in the fiscal 1999 period from $21,029,000 in the comparable period in fiscal 1998. As a percentage of net sales, marketing, administrative and general expenses increased to 26.0% in the fiscal 1999 period from 22.3% in the comparable period in fiscal 1998. The increase in marketing, administrative and general expenses was primarily due to the acquisition of businesses in fiscal 1998. In addition, a charge of approximately $400,000 was recorded in the first quarter of fiscal 1999 relating to the restructuring of the Company's Fairport, New York and Southall, England manufacturing facilities. This restructuring relates to severance associated with the transfer of manufacturing from those facilities to the Company's China facility. It is expected that these actions will be substantially completed by the end of fiscal 1999. The Company expects to save approximately $2.0 million annually in production related salaries and benefits as a result of this action.

    Interest expense decreased to $1,266,000 in the fiscal 1999 period from $1,873,000 in the comparable period in 1998. This decrease was primarily due to lower borrowings outstanding. Approximately $18,800,000 in debt was repaid during the second quarter of fiscal 1998 with proceeds from the Company's September 1997 public offering of common stock.

    The Company's effective income tax rate for the fiscal 1999 period was 38.9% compared to 33.4% for the comparable period in fiscal 1998. The higher effective rate was attributable to changes in the mix of the Company's income generated from domestic and international entities as well as the impact of non-deductible goodwill arising from the Company's acquisitions.

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

    Nine Months Ended December 31, 1998. During the nine months ended December 31, 1998, the Company's operating activities provided $2,463,000 of operating cash flow. Net income, depreciation and amortization provided $6,100,000. An increase in inventories used $2,917,000. A decrease in accounts payable used $2,420,000 and an increase in accounts receivables provided $1,535,000. Other account changes provided $165,000 of operating cash flow.

    During the nine months ended December 31, 1998, cash used in investing activities was $2,755,000 and was utilized for the acquisition of EFSEC and Alarm Center and for capital expenditures.

    During the nine months ended December 31, 1998, cash used in financing activities was $177,000, primarily representing principal repayments of debt.

    Capital Resources. On December 31, 1998, the Company had cash balances of $2,480,000. On that date, the Company had a $17,000,000 revolving credit facility under which it had borrowed $2,093,000. This credit facility bears interest based on the prime rate or the London Interbank Offered Rate, plus applicable points based on the Company's degree of financial leverage, and matures on July 31, 2000.
    The Company expects to continue to pursue acquisitions and the development of new products and markets. On-going capital expenditures will include continued investment in facilities and equipment necessary to produce and market its security, fire detection, access control and CCTV products. The Company also plans to continue its efforts to market its products internationally.

    The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 1999.

    Year 2000 Issues. The Company has appointed a team to assess the impact of the year 2000 on its information systems, products, and business. This team includes two members of senior management and is led by the Vice President of Operations. To ensure year 2000 compliance, the Company has established specific categories to be reviewed:

Products. The Company places a high priority on ensuring its products are year 2000 ready. The Company has completed its review of all products that are manufactured domestically and at its China manufacturing facility as well as products purchased for resale by its domestic businesses. The Company believes these products to be year 2000 compatible. The Company is completing its assessment of year 2000 compatibility of products manufactured and purchased for resale at its other foreign subsidiaries. The Company does not expect significant issues with year 2000 readiness of products sold by its foreign subsidiaries as products sold by the Company generally do not use date information for calculations or comparisons.

Manufacturing. Some of the tools and equipment (hardware and software) used to develop and manufacture the Company's products are date-sensitive. The Company believes that the date-sensitive tools and equipment used by it to manufacture products are now year 2000 compatible. As a result the Company does not expect significant interruption to its manufacturing capabilities because of the failure of tools and/or equipment.

Non-Manufacturing Business Applications. The Company is in the process of fixing and testing all non-manufacturing business applications such as core financial information and reporting systems, procurement, human resources/payroll, factory applications, customer service systems, and revenue systems, and does not expect any significant year 2000 problems in this area.

The Company's domestic business information systems required upgrades and enhancements to be made year 2000 compatible. These upgrades have been made and are currently being tested. All necessary upgrades to other information technology infrastructure have been identified and remediation is in process. Testing of year 2000 upgrades is expected to be completed prior to the year 2000.

Most of the Company's non-US subsidiaries' information systems will require various degrees of upgrade or replacement to be capable of handling year 2000 issues (excluding the Hong Kong subsidiary, which utilizes the Company's domestic information system). The Company has purchased a new enterprise resource planning system capable of handling the year 2000 that is currently being inplemented at its foreign subsidiaries. The Company expects to be capable of handling the year 2000 at all locations without significant interruption to business activity.


Facilities and Infrastructure. The Company has evaluated its facilities and infrastructure (health, safety and environment systems, buildings, security/alarms/doors, desktop computers, networks) to ensure they are year 2000 compatible. Upgrades are being implemented where needed and the Company does not expect significant interruption to its operations because of year 2000 problems with its facilities and infrastructure.

Logistics. Of importance to the Company for year 2000 is the readiness of suppliers and the products the Company procures from suppliers as well as customers and service providers. The Company has a comprehensive program to identify and obtain year 2000 information from its critical suppliers, customers and service providers. The program includes awareness letters, questionnaires, and a review of year 2000 web-sites. The Company has mailed a questionnaire to substantially all suppliers, customers and service providers regarding year 2000 readiness. Responses are currently being received and evaluated. If a supplier, customer or service provider is of concern regarding year 2000 readiness, the Company will develop contingency plans to minimize the year 2000 risk.

The Company estimates that its aggregate costs for year 2000 activities from 1997 through 2000 will be approximately $750,000. External costs incurred through December 31, 1998 were approximately $145,000 and primarily related to computer software. It is anticipated that the remaining year 2000 costs will relate to computer software, computer hardware and consulting fees. The Company does not separately track internal costs relating to the year 2000 and they are not included in the Company's estimate of year 2000 costs. These costs do not include estimates for potential litigation, which at the present time is not viewed as a significant risk. The Company reviews and updates data for costs incurred and forecasted costs each quarter. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but some outside the Company's control.

Management's estimate of the costs and completion dates are dependent on various factors including the availability of skilled resources and the ability to locate and modify all relevant software code. No amount of preparation and testing can guarantee year 2000 compliance. Nevertheless, the Company recognizes that failing to resolve its year 2000 issues on a timely basis would, in a worst case scenario, significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant suppliers, customer or components of the infrastructure to conduct their respective operations without interruption after 1999. Because of the difficulty of assessing the year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications. However, the Company believes it is taking appropriate preventive measures and will be successful in avoiding any material adverse effect on the Company's operations or financial condition.

For additional information regarding the risks associated with the Company's compliance with year 2000, see "Risk Factors-Year 2000" in Item 1 of the Company's Form 10-K for the year ended March 31, 1998.

    Euro Conversion. The Company is assessing the potential impact that may result from the euro conversion in a number of areas, including the following:
(1) accounting and tax; (2) management information systems required to accommodate euro-denominated transactions; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts.

Since the Company is still in its assessment phase, the Company cannot yet predict the anticipated impact of the euro conversion on the Company.

    New Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial items statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

The adoption of the disclosure requirements of SFAS 130 and SFAS 131 as required for the Company's 1999 Annual Report are not expected to have a significant impact on the Company's financial statement disclosures.

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

                                          DETECTION SYSTEMS, INC.
                                          Registrant

DATE:  February 12, 1999                  By: /s/ Karl H. Kostusiak
                                          Karl H. Kostusiak, President


                                          By: /s/ Frank J. Ryan
                                          Frank J. Ryan, Vice President,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)


                                          By: /s/ Christopher P. Gerace
                                          Christopher P. Gerace
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX

Item
No.                  Exhibits                         Location

3(a)       Detection Systems, Inc.       Incorporated by reference to
           Certificate of                Exhibit 3 of the Company's
           Incorporation as amended      Quarterly Report on Form 10-Q for
                                         the quarter ended 9/30/98

3(b)       Detection Systems, Inc.       Incorporated by reference to
           By-Laws as amended            Exhibit 3(b) of the Company's 1997
                                         Annual Report on Form 10-K

10(a)      Medical reimbursement plan    Incorporated by  reference to
                                         Exhibit  10(b) of the Company's
                                         1997 Annual  Report on Form 10-K

10(b)      Employee stock purchase       Incorporated by reference to
           plan                          Exhibit 10 of the Company's 1994
                                         Annual Report on Form 10-K

10(c)      Fleet Amended & Restated      Incorporated by reference to
           Credit Facility Agreement     Exhibit 10(c) of the Company's
           dated September 30, 1998      Quarterly Report on Form 10-Q for
                                         the quarter ended 9/30/98

10(d)      Deferred Compensation Plan    Incorporation by reference to
           and Deferred Bonus Plan       Exhibit 10(c) of the Company's
                                         Quarterly Report on Form 10-Q, for
                                         the quarter ended 12/31/97

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

10(g)      Executive Officer Cash        Incorporated by reference to
           Bonus Plan                    Exhibit 10(g) of the Company's
                                         1998 Annual Report on Form 10-K

10(h)      Executive employment          Incorporated by reference to
           contract with Karl H.         Exhibit 10(h) of the Company's
           Kostusiak                     1998 Annual Report on Form 10-K

10(i)      Amendment #1 to executive     Incorporated by reference to
           employment contract with      Exhibit 10(i) of the Company's
           Karl H. Kostusiak             Quarterly Report on Form 10-Q for
                                         the quarter ended 9/30/98

10(j)      Executive employment          Incorporated by reference to
           contract with David B.        Exhibit 10(j) of the Company's
           Lederer                       Quarterly Report on Form 10-Q for
                                         the quarter ended 9/30/98

10(k)      Executive employment          Incorporated by reference to
           contract with Lawrence R.     Exhibit 10 of the Company's 1995
           Tracy                         Annual Report on Form 10-K

10(l)      Stock Purchase Agreements     Incorporated by reference to
           with Karl H. Kostusiak and    Exhibit 10(l) of the Company's
           David B. Lederer              1997 Annual Report on Form 10-K

10(m)      Non-Employee Director Stock   Incorporated by reference to
           Option Plan                   Exhibit 10(m) of the Company's
                                         Quarterly Report on Form 10-Q for
                                         the quarter ended 9/30/98

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