Form 10-K
period 1999-03-31
DETECTION SYSTEMS INC
filed 1999-06-29
CIK 28365

Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended: March 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number: 0-8125
                             ---------------------

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

                              ---------------------

        Securities registered pursuant to Section 12(b) of the Act: None

                              ---------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.05 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of June 11 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45,136,618.

As of June 11 there were outstanding 6,336,645 shares of the registrant's common stock, par value $.05 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1999 Annual Meeting of Shareholders -- See Part III of this Form 10-K Annual Report for portions incorporated by reference.

                                     PART I

ITEM l.  BUSINESS

GENERAL

The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its overall cost structure. The Company has since made nine acquisitions, opened four sales offices and established a manufacturing facility in Asia. These initiatives have enabled the Company to expand its product catalog and market reach and to increase its net sales from $34,336,000 in fiscal 1995 to $138,045,000 in fiscal 1999.

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

ACQUISITIONS

The scale and product scope of the Company has increased as a result of its acquisitions, beginning with the February 1996 acquisition of Radionics, Inc. ("Radionics"). These acquisitions have also helped the Company broaden its catalog and expand its domestic and international distribution network. A summary of the Company's nine acquisitions is as follows:

RADIONICS. In February 1996 the Company acquired all of the outstanding stock of Radionics. Radionics had annual net sales of approximately $45,000,000 prior to its acquisition. This acquisition gave the Company access to Radionics' network of over 1,000 dealers. Radionics had a number of advanced products and models under development which have subsequently been completed by the Company, such as a 246-zone fully-integrated security, fire and access control panel and a control communicator which can function as a wired, wireless or hybrid system and can communicate using BellSouth's Cellemetry(R) technology.

SENSES. In July 1996 the Company acquired certain assets of Senses International, Inc. ("Senses"), a manufacturer of long-range wireless alarm transmission equipment marketed under the name "Safecom." Senses had annual net sales of approximately $2,000,000 prior to its acquisition.

DA SYSTEMS. In May 1997 the Company acquired all of the outstanding stock of Digital Audio Ltd. ("DA Systems"), a British manufacturer of security control equipment with annual net sales of approximately $10,800,000 prior to its acquisition. DA Systems provides the Company with a line of controls and communication devices approved for sale in the U.K.

SERIEE. In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. ("Seriee"). Seriee is a French manufacturer of electronic control and communications equipment with annual net sales of approximately $6,300,000 prior to its acquisition. Like the U.K., France has unique design requirements and this acquisition provides the Company with a line of French-approved control panels and a distribution network of 8 offices located throughout France. Prior to its acquisition, Seriee was a distributor for certain Company products.

RAS. In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-active Systems N.V. ("RAS"). RAS, with five regional sales offices throughout Belgium, had annual net sales of approximately $9,900,000 prior to its acquisition. RAS had been a distributor for the Company for over 15 years and, immediately prior to its acquisition, was the Company's second largest distributor.

SECURITY SUPPLIES. In November 1997, the Company purchased the assets of Security Supplies NZ Ltd. ("Security Supplies"). Security Supplies is a New Zealand distributor of security products with annual net sales of approximately $800,000 prior to its acquisition.

EDM. In January 1998, the Company acquired all of the outstanding stock of Electronics Design and Manufacturing Pty Limited ("EDM"). With annual net sales of approximately $4,600,000 prior to its acquisition, EDM is one of the largest Australian manufacturers of residential and commercial control panels. The acquisition of EDM, combined with the Company's existing distribution operations, gives the Company a comprehensive catalog and sales presence in the Australian market.

EFSEC. In June 1998, the Company acquired all of the outstanding stock of Efsec AB ("Efsec"). Efsec is a Swedish distributor of electronic security equipment and had annual net sales of approximately $3,000,000 prior to its acquisition.

ALARM CENTER. In June 1998, the Company acquired all of the outstanding stock of Alarm Center Kft ("Alarm Center"). Alarm Center is a Hungarian distributor of electronic security equipment and had annual net sales of approximately $500,000 prior to its acquisition.

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

Detectors. Security detectors are the components of a security system which sense intrusion into protected areas. The Company markets security detectors under a number of brand names, including: Detection Systems, Radionics, and Seriee. Security detectors differ in three primary respects: the way they sense intrusion or another alarm condition, the way they communicate with control equipment and the type of information they transmit to the control equipment.

The Company offers detectors which use various basic technological approaches for sensing the existence of an intrusion or other alarm condition, including: passive infrared body heat detection, combination passive infrared and microwave detection ("dual detectors"), combination passive infrared and camera,
photoelectric  beam  interruption,   acoustic  glass break detection, vibration
detection, and magnetic contacts.

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

Control Equipment. The control components of a security system manage all the functions of the system and provide the link between the system's detectors and communications equipment. The Company markets control products under various brand names, including: Radionics, Detection Systems, Abacus, EDM and Seriee. The Company's control products include control panels which collect, interpret and transmit the signals from the detectors and arming stations which are used to program certain features of the system and to arm and disarm it. The Company's control and communication product offerings were expanded in 1996 by its acquisition of the Radionics control product line, which was well known in the industry for alarm control and communication equipment.

The Company's security control product line includes products that are used in all three types of systems installed by security professionals. Conventional security systems include wired, wireless and hybrid (combination wired and wireless) systems and communicate on which zone of detectors an alarm condition exists. In the next level, multiplex systems, each sensor is addressable, which means that the specific location of the alarm condition is reported. At the highest level, the Company's advanced multiplex systems feature the capacity to report back addressable test, diagnostic and alarm condition information, assuring that the system is working properly, and to report whether a detector has been tampered with.

The Company has a wide range of control panels, ranging from its Detection Systems' low-cost six-zone panel which can operate six detection device circuits, to Radionics' 246-zone fully integrated security, fire and access control panel which can operate a combination of up to 246 intrusion detection, smoke detection and access control circuits and devices.

Communications Equipment. The Company offers a broad line of communications equipment, ranging from Radionics' central station receiving equipment, which performs the function of receiving alarm signals from multiple sources, to transmission equipment capable of accessing telephone lines, as well as some of the alternative communication technologies which are commercially available. One of these technologies is BellSouth's new Cellemetry(R) data service, which permits wireless transmission of alarm signals to a central station using existing cellular networks. Another is the ARDIS radio network, which offers a more secure alternative to telephone lines as the means for contacting a central monitoring station, and ultimately the police or fire department. A third is LAN/WAN interface, which allows communications over private data networks. In addition, the Company offers its Safecom long-range wireless alarm transmission system which allows a monitoring company to establish and maintain a proprietary two-way radio network to transmit and receive alarm signals. The Company also offers its Fastlink system which provides one-way radio communication of alarm signals to a remote monitoring station. The Company, through its Radionics and DA Systems subsidiaries, is licensed to manufacture and sell in the U.K. and U.S. derived channel communication devices that transmit alarm signals over the unused bands of standard telephone lines. This allows alarm signals to be transmitted at the same time a telephone line is being used for voice communications.

Security Escort. The Company's Security Escort product is a multiple user help call system which allows a user to alert appropriate security personnel as to their location, name and any handicap or other special data by using a transmitter the size of an auto keyless entry device. Security Escort systems may be enabled to permit a user to trigger a strobe and sound a siren as well. The primary components of a Security Escort system are a central command station which is monitored by security personnel, a Microsoft Windows-based system software package, transceivers, receivers and individual transmitters. This system uses a digital micro-cellular architecture which accommodates up to 16 million individual user ID codes.

The Security Escort's advanced design features include: self-supervision of the system's operational integrity by internally generating and monitoring test transmissions; testing of transmitters by users; and system-generated notices regarding system maintenance requirements. Security Escort allows a user to test the system and his or her transmitter at any time, from any location and receive visual confirmation that both are functioning properly. In addition, the system software provides for full archiving of all system activity including victim tracking and alarm map recall.

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

Detectors. The Company's fire detection components sense the presence of smoke and heat by employing a variety of technologies, including beam smoke detectors, photoelectric spot smoke detectors, ionization spot smoke detectors and heat probes. The Company's smoke detectors are differentiated by a patented chamber which provides increased immunity to dust, which is the leading cause of false fire alarms. The Company also has a automatic test and calibration feature which continuously senses and signals if dust or other conditions cause the detector's sensitivity to deviate from its acceptable range.

Control Equipment. As described above, many of the Company's control panels operate both security and fire alarm systems; however, some of the Company's control panels are designed exclusively for operating fire alarm systems. The Company originally entered the fire detection business as an extension of the security products line by providing fire detection features and accessories through the security control panel. The Company is in the process of introducing new control product lines for the dedicated fire market.

Communication Equipment. The technologies the Company's products provide for communicating fire alarm signals are the same as those provided by its security alarm communications equipment.

Notification Devices. The Company distributes a full range of notification devices such as strobes, horns and sirens varying in color and intensity which fully comply with the Americans with Disabilities Act. These products are distributed under the Company's name.

Access Control Products

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

Access control systems can include card-based systems, CCTV-based systems, audio systems and bar code systems. The Company distributes access control products on an OEM basis under the brand names Readykey(R), Easikey(R), DS Entry and Radionics. Access control products sold by the Company include control systems, card readers, cards and detector accessories.

CCTV Products

CCTV is a system of relaying video and audio signals from a camera to a monitor or a recording device. The term CCTV refers to a closed-circuit system sending signals to select receivers as opposed to a system broadcasting signals to the general public. The Company distributes CCTV products and offers its own CCTV products on an OEM basis as well as under the brand name DS Vision. These products consist of cameras, monitors, recorders, control units and other accessories. The Company distributes color and black-and-white as well as both high and low resolution cameras and monitors.

MARKETING

The Company's primary customers are: (i) national and regional installation and service companies; (ii) national distributors; and (iii) original equipment manufacturers. The Company has a sales force of approximately 97 representatives of which 36 are domestic and 61 are international. The Company's products are installed in industrial, commercial, institutional and residential buildings, in both new and upgraded system installations.

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

The Company markets the Security Escort multiple user help call system in North America and in Australia. While the system was initially designed for the protection of individuals on college and university campuses, it is suitable for many other applications and is now used in apartment complexes, condominiums, retirement communities, hospitals, correctional facilities, governmental facilities and manufacturing facilities.

The Company markets CCTV products primarily in Australia, Belgium and China.

COMPETITION

The markets in which the Company operates are highly competitive. The Company's competitors include manufacturers of security and fire alarm equipment from all over the world. The Company believes its two major competitors are Pittway and the Berwind Group. In addition, the Company may face competition from new entrants into these markets and increased competition from existing competitors. A number of the Company's competitors have substantially greater financial and other resources than the Company. In many cases the Company's competitors are concentrated in one market niche in the electronic protection industry, allowing them to concentrate their resources in that niche. The Company competes on the basis of providing superior value to customers with respect to both products and services. When selecting intrusion and fire detection equipment, professional installation and service companies consider the breadth of products offered by manufacturers and distributors, product performance and reliability, as well as the incorporation of advanced technological features such as automatic testing, efficiency of delivery, ease of installation and service, sales and technical support services and price. There can be no assurance that the Company's products and services will continue to be competitive and accepted by the market in the future.

MANUFACTURING

The Company designs its products and prepares specifications for the component parts used in its products. The Company purchases certain components from outside sources and then assembles them into finished products.

The Company has manufacturing facilities in Fairport, New York; Zhuhai, China; Southall, England; Lille, France and Sydney, Australia. The Company is ISO 9002 certified at its Fairport, Zhuhai and Southall locations.

The majority of the Company's manufacturing is conducted in its China facility. These manufacturing operations, which commenced during fiscal 1996, are conducted in a 70,000 square foot manufacturing facility in Zhuhai, People's Republic of China. The Company is in the process of transferring manufacturing of DA Systems products to the China facility. The Company is also in the process of consolidating its purchasing for all of its manufacturing materials, which it expects over time will result in additional cost savings. There can be no assurance that such cost savings will be achieved. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's restructuring actions. For further information concerning the Company's manufacturing  operations  in  China,  see  Sections  entitled  "Risk  Factors,"
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Statements."

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

RESEARCH AND DEVELOPMENT

The Company has continually placed significant emphasis on research and development activities through internal efforts and partnering arrangements with third parties. The acquisitions of Radionics, Safecom, DA Systems, Seriee and EDM has provided additional technologies to those it already possessed. It is the Company's intent to continue with its development efforts to keep pace with technological advances in the security and fire protection industries by either further internal efforts, additional acquisitions, or partnering arrangements. The Company expended approximately $8,507,000, $8,579,000 and $8,115,000 on research and development activities during 1999, 1998 and 1997, respectively.

BACKLOG

Backlog is not significant in the business of the Company. In general, orders are processed from inventory on a relatively current basis. It is the Company's goal to maintain four weeks of finished goods inventory for all products in order to meet customer requirements.

YEAR 2000 ISSUES

The Company is in the process of implementing the necessary changes related to Year 2000 issues. See discussion regarding Year 2000 in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUPPLIERS

The Company purchases raw materials, components and certain finished goods worldwide from numerous suppliers. The majority of these materials are generally available from more than one supplier. Certain products needed by the Company can be obtained only from a limited number of suppliers, the shortage of which could adversely impact production and/or sale of certain equipment by the Company. The Company does not believe that the loss of any other suppliers would have a material adverse effect on its overall business.

REGULATION

Many of the Company's products require approval by the Federal Communications Commission (FCC) before they can be marketed in the United States. In addition, commercial acceptance of the Company's products is typically dependent on the listing of such products by Underwriters Laboratories ("UL"). The Company has successfully obtained FCC approval and UL listing of its products in the past; however, it cannot predict whether it will obtain approvals for future products or whether FCC regulations or UL listing requirements relating to the Company's current or future products might change. Internationally there are equivalent approval requirements. See section entitled "Risk Factors."

A number of municipalities have enacted or are considering enacting legislation which penalizes false alarms which trigger responses by police or fire departments. The Company is unable to quantify the effects such legislation may have on the security and fire protection markets as a whole, or on the Company. However, because the Company competes in the mid- to high-end market, its products generally have lower false alarm rates than low- and mid-range products. Consequently, it would be expected that the impact of any such regulation would be less to the Company than the impact of such regulation on companies competing the low- and mid-range product markets.

Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, and are not expected to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

As of March 31, 1999, the Company directly or indirectly employed approximately 1,100 persons worldwide. Included in this total are 460 persons at the China manufacturing facility. None of the Company's employees are represented by a collective bargaining organization, and the Company's management believes employee relations are good.

RISK FACTORS

Impact and Risks of Acquisitions

Between  February  1996  and June  1998  the  Company  made  nine  acquisitions:
Radionics, DA Systems, Senses, Seriee, RAS, Security Supplies, EDM, Efsec and Alarm Center. Part of the Company's growth strategy is to expand its product catalog, technologies and markets through additional acquisitions. Integration of the operations, management and business information systems of those acquisitions is ongoing. There can be no assurance that the Company will be able to successfully integrate the operations and management of its recent acquisitions or that the Company will be able to consummate or, if consummated, successfully integrate the operations, management and business information systems of future acquisitions. Acquisitions involve several significant risks, including but not limited to risks associated with: (i) the diversion of management's attention to the assimilation of the acquired businesses; (ii) the ability of the acquired businesses to maintain the quality of products and services that the acquired businesses have historically provided; (iii) the need to integrate financial and other systems with those of the Company and the difficulty of achieving adequate internal and financial control and timely reporting; (iv) the loss of key employees of the acquired businesses after the acquisition; (v) unforeseen liabilities of the acquired business; (vi) the dilutive effect of the issuance of additional equity securities; (vii) the incurrence of additional debt as part of such acquisitions or to fund the operations of the acquired business; and (viii) the amortization of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting. In addition, certain of the businesses acquired by the Company have been unprofitable and there can be no assurance that they can be made profitable. There can be no assurance that future acquisition opportunities will become available, that future acquisitions can be consummated on favorable terms or that such acquisitions will contribute to the Company's profitability. The Company continues to investigate and consider acquisition opportunities.

Management of Growth

Recent growth through acquisitions, expansion and related consolidation had resulted in financial and manufacturing system weaknesses and resource constraints on the Company's operations. The Company has made improvements to its financial controls and enhanced its manufacturing information systems during fiscal 1998 and 1999 in continuing efforts to keep pace with its expanded and more complex operations. During fiscal 1998, several steps were taken to address these matters, including (i) establishing and filling three new financial positions, including a Chief Accounting Officer, and (ii) replacing three different management information systems at its three primary sites with an integrated system and developing that system further to improve financial control. Despite the Company's continuing efforts to improve its financial controls and management information systems, no assurance can be given that such weaknesses will not reoccur. In the event of such reoccurrence the Company's inability to manage growth and the related consolidation effectively could have adverse effects on the Company's results of operations, financial condition and financial reporting information.

Risks Associated with International Operations

The China factory is dependent on the local Chinese government for personnel and utilities as well as all other municipal services. See "Business-- Manufacturing." The Company believes that its relationship with the local Chinese government is good, however, any future deterioration of such relationship could have a material adverse effect on the Company's results of operations. One aspect of the Company's business strategy is to increase the sale of its products in international markets. The Company's international operations give rise to political and economic uncertainties relating to, among other things, U.S. and foreign trade restrictions; foreign government stability; risk of re-negotiation or modification of existing agreements or arrangements with governmental authorities; foreign economic or political instability; shipping costs and delays; tariffs; export controls; government regulation; patent and trademark availability, protection and registration; foreign exchange restrictions which limit the repatriation of investments and earnings therefrom; changes in taxation or international tax treaties; military action and other hostilities or confiscation of property. While the United States imposes quotas and duties on selected imported products, there are currently no U.S. quotas on the Company's products.

The Company is subject to currency exchange risks to the extent that its purchases and sales occur outside the United States and it is unable to denominate its purchases or sales in dollars or otherwise shift to its customers or suppliers the risks of currency exchange rate fluctuations. Currently, the Company does not engage in currency hedging transactions. However, it may do so in the future. Fluctuations in exchange rates may affect the results of operations and financial position of the Company's international operations reported in dollars. Additionally, the results of operations, financial condition and competitive position of the Company may be affected by the relative strength of the currencies in countries where its products are sold.

Dependence on Significant Customers

The success of the Company depends on the business it conducts with a limited number of significant customers. One customer is also a significant competitor of the Company across many of its product lines and purchases the Company's products to incorporate them into its products and systems. The Company has had long-standing relationships with most of its significant customers; however, it generally does not have supply contracts with them and they may unilaterally reduce or discontinue their purchases without penalty. The Company's loss of (or failure to retain a significant amount of business with) any of these customers could have a material adverse effect on the Company. The Company believes that its acquisitions, its international marketing initiatives and its increased use of distributors may help reduce the potential impact of sales fluctuations associated with the Company's largest customers. During fiscal 1999, sales to the Company's two largest customers accounted for 11.3% and 4.6% of net sales, respectively. In 1998, sales to the Company's two largest customers accounted for 9.9% and 6.6% of net sales, respectively. During 1997, sales to the Company's two largest customers accounted for 10.7% and 10.6% of net sales, respectively. See Note 9 to the Consolidated Financial Statements found in
Exhibit 13 of this Form 10-K for more detailed information about sales to significant customers.

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

Risks of Technological Change

The electronic protection industry is characterized by continuous technological advances, frequent new product introductions and enhancements, declining market prices for similar products over time and changes in customer requirements. The Company's future success will depend on its ability to continue to develop new products and technology to meet customer needs as well as to enhance its existing products and to continually reduce product costs. There can be no assurance that the Company's products and services will continue to be competitive and accepted by the market in the future. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements by competitors, or changes in customer requirements could have a material adverse effect on the Company. See "Business--Intellectual Property."

Dependence on Key Personnel

The Company is dependent upon the efforts of certain key members of its senior management team, including Karl H. Kostusiak, Chairman and Chief Executive Officer. The loss of a key member of the Company's senior management team could have an adverse effect on the operations of the Company. The Company carries no key man life insurance on any of its management, but has non-competition agreements with certain key officers and technical personnel.

Product Liability Claims

If an intrusion, fire or other event that the Company's products are designed to detect occurs in a setting where the Company's products have been installed, the Company may be subject to a claim that an error or omission on the part of the Company contributed to the damages resulting from such event, which damages could be substantial. Such a claim could be made whether or not the Company's product performed properly under the circumstances. From time to time the Company is subject to product liability claims in the ordinary course of its business. The Company carries product liability insurance which management believes is adequate; however, a product liability judgment or settlement in excess of available insurance proceeds could have a material adverse effect on the financial condition and results of operations of the Company and any adverse claim or settlement could have an adverse effect on the availability and cost to the Company of product liability insurance. The Company does not believe that any pending or threatened litigation will have a material adverse effect on the financial condition or results of operation of the Company. See "Item 3--Legal Proceedings."

Dependence on Suppliers; Concentration of Manufacturing

While the Company manufactures most of the products it sells, certain of the components used in its products are purchased from third parties and are available from a limited number of sources. The loss of any one supplier or an inability of suppliers to provide the Company with the required quantity or quality of these components could have an interruptive effect on the Company's business until such time as an alternative source of supply is found. See "Business--Manufacturing."

Substantially all of the products manufactured by the Company are produced at facilities in Fairport, New York, Zhuhai, China or Sydney, Australia. Accordingly, any event resulting in the slowdown or stoppage of any of these manufacturing operations could have a material adverse effect on the Company.

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

Volatility of Stock Price

The Common Stock has experienced significant volatility since the Company's acquisition of Radionics in February 1996. The market for securities of technology companies historically has been more volatile than the market for stocks in general. The trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcement of future developments including possible acquisitions, new products by the Company or its competitors and other events or factors. These fluctuations may be compounded by the historically low trading volume in the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. See Market for the Registrants Common Stock and Related Security Holder Matters--Price Range of Common Stock."

Litigation

The Company and certain officers and directors have been named defendants in several lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering. For additional information regarding these lawsuits and associated risk factors, see Item 3 of this Form 10-K---Legal Proceedings and Note 10 to the Consolidated Financial Statements, which are incorporated herein by reference.

Year 2000

The Company is in the process of implementing the necessary changes related to Year 2000 issues. For additional information regarding Year 2000, see Item 7 of this Form 10-K--Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Anti-takeover Provisions

The Company maintains employment and consulting agreements with certain officers which provide that upon the occurrence of certain events following a change in control of the Company, such officers may be entitled to receive the equivalent of three years' compensation and other payments. See "Management---Employment Agreements." The shares beneficially owned by the Company's executive officers and directors and the compensation payable to certain officers following a change in control may have the effect of discouraging persons from pursuing a non-negotiated takeover of the Company and preventing certain changes of control. Also, Section 912 of the New York Business Corporation Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested shareholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company.

ITEM 2. Properties.

The Company conducts manufacturing, research and general office operations at its 92,000 square foot facility at 130 Perinton Parkway, Fairport, New York.

Radionics' product configuration and general office operations are conducted at its 156,000 square foot facility located in Salinas, California, the lease on which expires in July 1999. Radionics has relocated to a 78,000 square foot facility in June 1999.

The China manufacturing operations are conducted in a 70,000 square foot manufacturing facility in Zhuhai, People's Republic of China. Detection Systems
(HK) Ltd. ("DS Hong Kong"), a subsidiary of the Company has a sub-contracting agreement with the local Chinese government which runs through June 2000 and requires the government to arrange for a factory, personnel and utilities and for DS Hong Kong to furnish manufacturing equipment, raw materials and management services. It is expected that the agreement will be extended beyond June 2000. Pursuant to this agreement DS Hong Kong pays a fee and production expenses to and makes payments to the workers at the facility.

DS-Australia, a subsidiary of the Company, has a three year lease for 15,500 square feet of manufacturing and office space from the former principal of EDM which expires January 20, 2001.

ITEM 3. Legal Proceedings.

The Company and certain officers and directors have been named defendants in several class-action lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering. The underwriters of the public offering have also been named as defendants in three of these class actions. The actions allege that the Company, certain of its officers and directors and the underwriters made or are responsible for alleged misstatements and omissions in various press releases and public filings concerning the Company's business and financial condition. The Company believes these suits to be without merit and intends to defend against them vigorously. However, it is possible that an unfavorable resolution to such lawsuits would have a material adverse impact on the financial condition and/or results of operations of the Company. For additional information regarding these lawsuits, see Note 10 to the Consolidated Financial Statements, which is incorporated herein by reference.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fourth quarter ending March 31, 1999.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: DETC. On June 11, 1999, the closing price, as reported by The Nasdaq Stock Market, was $8.06 per share, and the number of shareholders was approximately 4,366,000. Certain information regarding the price range of the Company's Common Stock (quarterly high and low) is presented below:

PRICE RANGE OF COMMON STOCK

The quarterly high and low bid of the Company's common stock during the past two years (in dollars):

Fiscal Year Commencing April 1, 1999               High                Low
                                                   ----                ---
  First quarter (through June 11, 1999)           $9.125             $6.750

Fiscal Year Ended March 31, 1999
  Fourth quarter                                 $10.500             $8.000
  Third quarter                                   11.875              8.625
  Second quarter                                  10.500              8.125
  First quarter                                   12.125              8.813

Fiscal Year Ended March 31, 1998
  Fourth quarter                                 $14.125             $8.500
  Third quarter                                   21.250             13.125
  Second quarter                                  22.500             17.250
  First quarter                                   20.250             12.500

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

ITEM 6. Selected Financial Data.

The fiscal 1999 and 1998 results are not comparable due to the acquisitions made during these years which were accounted for as purchases. Unaudited interim quarterly results for the Company over the past two years were as follows (in thousands, except per share data):

Fiscal Year Ending                                   NET     EARNINGS (LOSS)
                            NET      GROSS        INCOME        PER SHARE
March 31,                 SALES     MARGIN        (LOSS)      BASIC     DILUTED
---------                ------    -------       -------     ------     -------
1999                                   (Unaudited)

Fourth quarter          $34,581    $13,406        $1,178      $0.19       $0.17
Third quarter            34,201     13,147         1,231       0.19        0.18
Second quarter           35,455     13,559         1,230       0.19        0.18
First quarter *          33,808     12,770           832       0.13        0.12

1998
Fourth quarter*         $32,325    $11,458         $(347)    $(0.06)     $(0.06)
Third quarter            31,347      9,910           (76)     (0.01)      (0.01)
Second quarter           34,463     11,430           672       0.14        0.12
First quarter            28,208     10,652         1,133       0.25        0.22

*Includes charges relating to restructuring actions. See Note 10 to the Consolidated Financial Statements of this Form 10-K, which is incorporated herein by reference.

The Company's five year summary of operations is presented below. See the discussion of acquisitions in "Business--Acquisitions" (in thousands, except per share data):

Year Ended March 31,                  1999         1998        1997        1996        1995
                                      ====         ====        ====        ====        ====
Net sales                          $138,045    $126,343     $101,251      $41,858    $34,336
Income (loss) before taxes            7,307       2,337        5,250      (10,665)     2,592
Provision (benefit) for taxes         2,836         955        1,525       (2,810)     1,078
Net income (loss)                     4,471       1,382        3,725       (7,855)     1,514

AT YEAR END
Current assets                      $66,341     $68,520      $50,501      $28,426    $17,953
Current liabilities                  17,244      23,576       19,434       12,714      2,990
Working capital                      49,097      44,944       31,067       15,712     14,963
Total assets                         92,812      94,044       68,276       45,897     24,745
Long term debt                       17,179      16,549       28,086       17,936        746
Shareholders' equity                 55,744      51,264       17,831       11,569     19,194
Number of employees                   1,100       1,100          744          595        320
Number of shareholders                4,400       4,400        4,000        3,200      3,000


PER SHARE AMOUNTS*
Net income (loss)-basic               $0.71       $0.25        $0.85       $(1.87)    $0.38
Net income (loss)-diluted              0.65        0.24         0.76        (1.87)     0.35
Shareholders' equity                   8.49        7.86         3.99         2.75      4.59

RATIOS/PERCENTAGES
Gross profit / sales                   38.3%       33.6%       35.9%        33.2%     39.3%
Pre-tax profit (loss) / sales           5.3%        1.9%        5.2%       (25.5)%     7.5%
Net income (loss) / sales               3.2%        1.1%        3.7%        (8.8)%     4.4%
Current ratio                           3.8         2.9         2.6          2.2       6.0

*Restated to reflect the adoption of SFAS No. 128, and the three-for-two stock split distributed December 17, 1996.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a provider of security sensor devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its manufacturing cost structure. The Company has since made nine acquisitions, opened four sales offices and established a manufacturing facility in Asia. These initiatives have enabled the Company to significantly expand its product catalog and market reach and to increase its net sales from $34,336,000 in fiscal 1995 to $138,045,000 in fiscal 1999.

During fiscal 1996 through 1999, the Company completed nine acquisitions: (i) the purchase in February 1996 of Radionics of California, which had annual net sales of approximately $45,000,000, (ii) the purchase in July 1996 of certain assets of Senses of California, which had annual net sales of approximately $2,000,000, (iii) the purchase in May 1997 of DA Systems of the United Kingdom, which had annual net sales of approximately $10,800,000, (iv) the purchase in June 1997 of Seriee of France, which had annual net sales of approximately $6,300,000,(v) the purchase in June 1997 of RAS of Belgium, which had annual net sales of approximately $9,900,000, (vi) the purchase in November 1997 of Security Supplies of New Zealand, which had annual net sales of approximately $800,000, (vii) the purchase in January 1998 of EDM of Australia, which had annual net sales of approximately $4,600,000, (viii) the purchase in June 1998 of Efsec of Sweden, which had annual net sales of approximately $3,000,000, and
(ix) the purchase in June 1998 of Alarm Center of Hungary, which had annual net sales of approximately $500,000. These acquisitions have served both to broaden the Company's product lines and to increase its international presence. The acquisitions have a significant impact on comparative financial information for fiscal years 1999, 1998 and 1997.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

Fiscal Year Ended March 31,                 1999         1998           1997
                                            ====         ====           ====
Net sales                                  100.0%       100.0%         100.0%
Costs and expenses:
  Production                                61.7         65.6           64.2
  Research and development                   6.1          6.8            8.0
  Marketing, administrative & general       25.9         23.8           21.2
                                            ----         ----           ----
Operating income                             6.3          3.8            6.6

Net interest expense                        (1.1)        (1.6)          (1.6)
Other income (expense)                       0.1         (0.4)           0.2
                                             ---          ---            ---
Income before income taxes                   5.3          1.8            5.2
Provision for income taxes                   2.1          0.7            1.5
                                             ---          ---            ---
Net income                                   3.2%         1.1%           3.7%
                                             ===          ===            ===

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

The Company's net sales increased 9.3% to $138,045,000 in fiscal 1999 from $126,343,000 in fiscal 1998. The net sales of acquired businesses accounted for $9,496,000 of this increase, while sales from the company's on-going businesses accounted for approximately $2,206,000. Net sales during the current period by the Company's on-going operations were favorably impacted compared to the prior year period by increased sales of security sensors and controls as well as CCTV products. This was offset, in part, by the continued impact of lower sales to one of the Company's major domestic customers and by the acquisition of several of the Company's domestic customers by other businesses who are not standardized on the Company's products. See Note 9 to the Consolidated Financial Statements for information regarding the Company's sales by geographic region and to significant customers.

Production expenses increased 2.7% to $85,163,000 in fiscal 1999 from $82,893,000 in fiscal 1998. As a percentage of net sales, production expenses decreased to 61.7% from 65.6%. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to improvements in the Company's cost structure and changes in product mix.

Research and development expenses decreased $72,000 to $8,507,000 in fiscal 1999 from $8,579,000 in fiscal 1998. As a percent of net sales, research and development expenses decreased to 6.1% in fiscal 1999 from 6.8% in fiscal 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to the acquisition of redistributor businesses during fiscal 1999 and 1998 which have sales but do not incur significant research and development expenditures.

Marketing,   administrative  and  general  expenses   increased   $5,688,000  to
$35,727,000 in fiscal 1999 from $30,039,000 in fiscal 1998. As a percentage of net sales, marketing, administrative and general expenses increased to 25.9% in fiscal 1999 from 23.8% in fiscal 1998. The increase in marketing, administrative and general expenses in the aggregate and as a percentage of net sales was primarily due to the acquisition of redistributor businesses in fiscal 1999 and a full year of ownership of redistributor businesses acquired during fiscal 1998. Redistributor businesses typically have higher marketing, administrative and general expenses associated with product redistribution than do businesses with manufacturing operations.

Included in other income (expense) are gains from fluctuations in currency exchange rates of approximately $140,000, compared to a loss of approximately $298,000 in the prior year. The Company does not currently hedge foreign exchange risk, but may develop a formal hedging program in fiscal 2000.

Net interest expense decreased $531,000 to $1,504,000 in fiscal 1999 from $2,035,000 in fiscal 1998. The decrease was primarily due to lower borrowings outstanding. During fiscal 1999 approximately $1,642,000 of debt was repaid with cash generated from operations.

The Company's effective income tax rate for fiscal 1999 was 38.8% compared to an effective rate of 40.9% in fiscal 1998.

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

The Company's net sales increased 24.8% to $126,343,000 in fiscal 1998 from $101,251,000 in fiscal 1997. The acquisition of businesses in fiscal 1998 accounted for approximately $24,229,000 of this increase, while sales from the Company's on-going businesses accounted for approximately $863,000. Sales of the Company's on-going operations were impacted by its purchase of RAS and Seriee during fiscal 1998, both of whom had been distributors of the Company's products in Europe. Sales to RAS and Seriee were approximately $1,300,000 in fiscal 1997. Sales were also impacted by lower than anticipated sales to one of the Company's major customers and the acquisition of two of the Company's customers by other businesses. The Company has been able to offset, in part, the declines in sales to those customers with increased sales to a broader base of customers. See Note 9 to the Consolidated Financial Statements for information regarding the Company's sales by geographic region and to significant customers.

Production expenses increased 27.7% to $82,893,000 in fiscal 1998 from $64,916,000 in fiscal 1997. As a percentage of net sales, production expenses increased to 65.6% from 64.2%. The increase in production expenses was primarily due to the increase in net sales. The increase in production expenses as a percentage of net sales was primarily due to acquisitions of redistributor businesses during fiscal 1998 and unexpected manufacturing inefficiencies. The lower margin earned by the Company's acquisitions is reflective of the fact that margins associated with the product redistribution business are typically lower than margins associated with the sale of proprietary product. Excluding the impact of acquisitions, production expenses as a percent of sales were consistent with the prior year at 64.2%.

Research and development expenses increased $464,000 to $8,579,000 in fiscal 1998 from $8,115,000 in fiscal 1997. As a percentage of net sales, research and development expenses decreased to 6.8% in fiscal 1998 from 8.0% in fiscal 1997. The increase in research and development expenses is due to the acquisition of certain businesses with research and development activities (DA Systems, EDM and Seriee) and the continued emphasis of the Company on new product development. The decrease in research and development expenses as a percentage of net sales is due to a lower rate of spending on research and development by the businesses acquired in fiscal 1998 compared to the Company's on-going operations, since most of the businesses acquired in fiscal 1998 focus on product distribution. In addition, the Company continued to benefit from synergies created by the consolidation of certain domestic research and development activities.

Marketing,   administrative  and  general  expenses   increased   $8,537,000  to
$30,039,000 in fiscal 1998 from $21,502,000 in fiscal 1997. As a percentage of net sales, marketing, administrative and general expenses increased to 23.8% in fiscal 1998 from 21.2% in fiscal 1997. The increase in marketing, administrative and general expenses was primarily due to the acquisition of businesses in fiscal 1998. Acquired businesses accounted for approximately $6,284,000 of this increase. In addition, a charge of approximately $400,000 was recorded in the fourth quarter of fiscal 1998 relating to the restructuring of the Company's Radionics manufacturing facility. This restructuring relates to severance associated with the transfer of all remaining manufacturing from the Company's Radionics facility to its Asia facility.

Included in other income (expense) are losses from fluctuations in currency exchange rates of approximately $298,000, compared to a gain of approximately $75,000 in the prior year.

Net interest expense increased $401,000 to $2,035,000 in fiscal 1998 from $1,634,000 in fiscal 1997. The increase was primarily attributable to a higher average outstanding balance of debt in fiscal 1998 compared to fiscal 1997, which resulted from the Company's international expansion and higher inventory levels.

The Company's effective income tax rate for fiscal 1998 was 40.9% compared to an effective rate of 29.0% in fiscal 1997. The effective income tax rate was primarily impacted by non-deductible goodwill, and the elimination of research and development credits.

Liquidity and Capital Resources

The Company considers liquidity to be its ability to meet its long- and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated by the Company's operating activities and cash reserves. Since the implementation of the Company's strategy designed to enhance its product offerings, manufacturing capacity and international operations, particularly its acquisitions and the development of the Asia facility, the Company has required external sources of financing to satisfy its liquidity needs.

During fiscal 1999, the Company's operating activities provided $7,197,000 of operating cash flow. Net income, depreciation and amortization provided $7,694,000. A decrease in inventories provided $1,022,000. A decrease in accounts payable used $5,642,000 and a decrease in accounts receivable provided $2,704,000. Other account changes provided $1,419,000 of operating cash flow.

During fiscal 1999, cash used in investing activities was $3,859,000. This related to the acquisitions of Efsec and Alarm Center and capital expenditures.

During fiscal 1999, cash used in financing activities was $1,818,000, primarily representing principal repayments of debt.

Pursuant to the terms of the Company's debt agreements, the Company has certain ratios and covenants to maintain with respect to such items as working capital, funded debt and fixed charges. Failure to comply with these guidelines constitutes a default and permits the lenders to cause the obligations to become currently due. The Company is in compliance with all covenants and requirements under the terms of the borrowing agreements.

Capital Resources. On March 31, 1999, the Company had cash balances of $4,414,000. On that date, the Company had a $17,000,000 revolving credit facility that was not drawn. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization, and matures on July 31, 2000.

The Company expects to continue its pursuit of acquisitions and the development of new products and markets. Significant expenditures will also include continued research and development investment in detection, control and communication projects. The Company also plans to continue its efforts to market its products internationally.

The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 2000.

Year 2000. The Company has appointed a team to assess the impact of the year 2000 on its information systems, products, and business. This team includes two members of senior management and is led by the Vice President of Operations. To ensure year 2000 compliance, the Company has established specific categories to be reviewed:

Products. The Company places a high priority on ensuring its products are year 2000 ready. The Company has completed its review of all products that are manufactured domestically and at its Asia manufacturing facility as well as products purchased for resale by its domestic businesses. The Company believes these products to be year 2000 compatible. The Company is completing its assessment of year 2000 compatibility of products manufactured and purchased for resale at its other foreign subsidiaries. The Company does not expect significant issues with year 2000 readiness of products sold by its foreign subsidiaries as products sold by the Company generally do not use date information for calculations or comparisons.

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

Most of the Company's non-US subsidiaries' information systems require various degrees of upgrade or replacement to be capable of handling year 2000 issues (excluding the Hong Kong subsidiary, which utilizes the Company's domestic information system). The Company has purchased a new enterprise resource planning system capable of handling the year 2000 that is currently being implemented at its foreign subsidiaries. This implementation is expected to be complete at all locations prior to December 31, 1999. The Company expects to be capable of handling the year 2000 at all locations without significant interruption to business activity.

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

Logistics. Of importance to the Company for year 2000 is the readiness of suppliers and the products the Company procures from suppliers as well as customers and service providers. The Company has a comprehensive program to identify and obtain year 2000 information from its critical suppliers, customers and service providers. The program includes awareness letters, questionnaires, and a review of year 2000 web-sites. The Company has mailed a questionnaire to substantially all suppliers, customers and service providers regarding year 2000 readiness. Responses are currently being received and evaluated and no significant issues have been noted as of the date of this report. If a supplier, customer or service provider is of concern regarding year 2000 readiness, the Company will develop contingency plans to minimize the year 2000 risk.

The Company estimates that its aggregate costs for year 2000 activities from 1997 through 2000 will be approximately $800,000. External costs incurred through March 31, 1999 were approximately $560,000 and primarily related to computer hardware and software. It is anticipated that the remaining year 2000 costs will relate to computer software, computer hardware and consulting fees. The Company does not separately track internal costs relating to the year 2000, and they are not included in the Company's estimate of year 2000 costs. These costs do not include estimates for potential litigation, which at the present time is not viewed as a significant risk. The Company reviews and updates data for costs incurred and forecasted costs each quarter. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but some outside the Company's control.

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

Inflation. During fiscal 1999, 1998 and 1997, inflation did not have a significant impact on the Company's business, or results of operations.

Forward-Looking Statements

This Report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "plan," "anticipate," "intend," "could," "estimate," "continue," "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section and elsewhere in this Form 10-K, which is incorporated herein by reference thereto.

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

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The officers of the Company are as follows:

Name and Age                    Position, Offices Held and Year Appointed
------------                    -----------------------------------------
Karl H. Kostusiak (60)          President (1968)

David B. Lederer (59)           Vice President, Business Development (1968)

George E. Behlke (42)           Vice President, Operations (1995)

Frank J. Ryan (45)              Vice President, Secretary and Treasurer (1982)

Lawrence R. Tracy (52)          President, Detection Systems International, Inc.
                                 subsidiary of Detection Systems, Inc. (1995)

Christopher P. Gerace (31)      Vice President, Chief Accounting Officer (1999)

Jeffrey M. Swan (34)            Vice President, Engineering (1999)

Each officer is elected to serve until the first meeting of the Board of Directors held after the next annual meeting of shareholders and until his successor is elected and has qualified. There is no family relationship between any of the above officers.

Messrs. Kostusiak and Lederer have been President and Executive Vice President of the Company since it was formed in 1968. Effective April 1, 1998, Mr. Lederer has reduced his involvement to half time. In connection with this, Mr. Lederer's title was changed from Executive Vice President to Vice President, Business Development. Mr. Ryan has been employed by the Company in various financial positions since 1980 and was promoted to Vice President in 1989. Mr. Tracy was hired in February 1995 as President of the Company's Detection Systems International, Inc. subsidiary. Mr. Behlke has been employed by the Company in various engineering positions since 1977 and was promoted to Vice President in May 1995. Mr. Gerace has been employed by the Company as Chief Accounting Officer since 1997 and was promoted to Vice President in June 1999. Prior to working for the Company Mr. Gerace was with the Audit and Business Advisory Services Group of Pricewaterhouse, LLP. Mr. Swan has been employed by the Company in various engineering positions since 1992 and was promoted to Vice President in June, 1999.

The Company's Proxy Statement for the 1999 Annual Meeting of Shareholders contains the other information required by Item 10 of Form 10-K. That information is incorporated by reference in this Form 10-K.

ITEM 11. Executive Compensation.

The "Executive Compensation" section of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders contains the information required by Item 11, and is incorporated by reference in this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The Company has stock purchase agreements with Messrs. Kostusiak and Lederer which could in the future result in a change of control of the registrant. These agreements are included in Exhibit 10 in this Form 10-K.

The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders contains the information required by Item 12, and is incorporated by reference in this Form 10-K.

ITEM 13. Certain Relationships and Related Transactions.

The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders contains the information required by Item 13, and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:
                                                                            Page
                                                                          ------
    (1)  Consolidated Financial Statements:
         Report of Independent Accountants....................................31
         Consolidated Balance Sheet...........................................32
         Consolidated Statement of Operations and Retained Earnings...........33
         Consolidated Statement of Cash Flows.................................34
         Notes to Consolidated Financial Statements...........................35

    (2)  Consolidated Financial Statement Schedule V-Valuation
            and Qualifying Accounts...........................................30

         Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

    (3)  See Exhibit index beginning on page 27 of this Form 10-K.

(b) There were no Form 8-K filings during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DETECTION SYSTEMS, INC.
                                                 (Registrant)



Date:  June 29, 1999                             By: /s/ Karl H. Kostusiak
                                                 Karl H. Kostusiak
                                                 President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           -----

/s/ Karl H. Kostusiak           President and Director          June 29, 1999
Karl H. Kostusiak               (Principal Executive
                                Officer)

/s/ Frank J. Ryan               Vice President                  June 29, 1999
Frank J. Ryan                   Secretary/Treasurer
                                (Principal Financial
                                Officer)

/s/ Christopher P. Gerace       Vice President                  June 29, 1999
Christopher P. Gerace           Chief Accounting Officer
                                (Principal Accounting Officer)

Donald R. Adair                 Director

Mortimer B. Fuller, III         Director

/s/ David B. Lederer            Vice President and Director     June 29, 1999
David B. Lederer

Edward C. McIrvine              Director

By: /s/ Karl H. Kostusiak       Attorney-in-Fact                June 29, 1999
Karl H. Kostusiak

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

10(d)     Deferred Compensation Plan           Incorporated by reference to
          and Deferred Bonus Plan              Exhibit 10(c) to the Company's
                                               Quarterly Report on Form 10-Q,
                                               for the quarter ended 12/31/97

10(e)     1992 Restated Stock Option           Incorporated by reference to
          Plan                                 Exhibit 22 of the Company's 1995
                                               Annual Report on Form 10-K

10(f)     1997 Stock Option Plan               Incorporated by reference to
                                               Exhibit 10(o)of the Company's
                                               Registration Statement on Form S-
                                               2 (No. 333-31951) filed on
                                               7/24/97.

10(g)     Non-Employee Director Stock          Incorporated by reference to
          Option Plan                          Exhibit 10(m) of the Company's
                                               Quarterly Report on Form 10-Q for
                                               the quarter ended 9/30/98

10(h)     Executive Officer Cash               Incorporated by reference to
          Bonus Plan                           Exhibit 10(h)of this Annual
                                               Report on Form 10-K

10(i)     Executive employment                 Incorporated by reference to
          contract with Karl H.                Exhibit 10(j) of the Company's
          Kostusiak                            1998 Annual Report on Form 10-K

10(j)     Amendment #1 to executive            Incorporated by reference to
          employment contract with             Exhibit 10(i) of the Company's
          Karl H. Kostusiak                    Quarterly Report on Form 10-Q for
                                               the quarter ended 9/30/98

10(k)     Executive employment                 Incorporated by reference to
          contract with David B.               Exhibit 10(j) of the Company's
          Lederer                              Quarterly Report on Form 10-Q for
                                               the quarter ended 9/30/98

10(l)     Stock Purchase Agreements            Incorporated by reference to
          with Karl H. Kostusiak and           Exhibit 10(n) of the Company's
          David B. Lederer                     1997 Annual Report on Form 10-K

11        Statement re: Computation            Included as Exhibit 11 of this
          of Per Share Earnings                Annual Report on Form 10-K

13        Excerpts from Annual Report          Included as part of this Annual
          to Security Holders                  Report on Form 10-K

22        Proxy Statement                      To be filed within 120 days of
                                               the Company's fiscal year end

23        Consent of Independent               Included as Exhibit 23 of this
          Accountants                          Annual Report on Form 10-K

24        Powers of Attorney                   Included as Exhibit 24 of this
                                               Annual Report on Form 10-K

27        Financial Data Schedule              Included as Exhibit 27 of this
                                               Annual Report on Form 10-K

                             DETECTION SYSTEMS, INC.
                           SCHEDULE V - VALUATION AND
                               QUALIFYING ACCOUNTS
                            (In thousands of dollars)

                            Year ended March 31, 1999
                            -------------------------

                                         Additions
                         Balance at     charged to      Deduction:       Balance
                          beginning      costs and       Write-off        at end
Description                 of year       expenses       of assets       of year
-----------               ---------      ---------       ---------       -------
Allowance for                $1,033           $376            $403        $1,006
doubtful accounts

Allowance for                 2,292          1,440             757         2,975
obsolete inventory
                              -----          -----           -----         -----
                             $3,325         $1,816          $1,160        $3,981
                              =====          =====           =====         =====


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
                              =====          =====           =====         =====




                        Report of Independent Accountants



To the Board of Directors and
Shareholders of Detection Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 25 present fairly, in all material respects, the financial position of Detection Systems, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP

Rochester, New York
May 24, 1999

                             DETECTION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

At Year Ended March 31,                                        1999        1998
                                                               ----        ----
Assets
Current assets:
Cash and cash equivalents                                  $  4,414    $  3,160
Accounts receivable, less allowance for doubtful
  accounts ($1,006 and $1,033, respectively)                 20,916      23,505
Inventories, net                                             37,762      38,154
Other current assets                                          3,249       3,701
                                                           --------    --------
                                                             66,341      68,520
                                                           --------    --------
Fixed assets, net                                            12,420      12,142
Goodwill, net                                                 9,381       8,907
Other assets                                                  4,670       4,475
                                                           --------    --------
                                                           $ 92,812    $ 94,044
                                                           ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
Short term borrowings                                      $  1,416    $  4,002
Current portion of long term debt                               647         405
Accounts payable                                              7,076      12,368
Accrued payroll and benefits                                  1,863       1,636
Income taxes payable                                          2,108         661
Other current liabilities                                     4,134       4,504
                                                           --------    --------
                                                             17,244      23,576
                                                           --------    --------
Other liabilities                                             2,645       2,655
Long term debt                                               17,179      16,549

Shareholders' equity:
Common stock, par value $.05 per share
  Authorized - 24,000 shares
  Issued - 6,562 shares and 6,518 shares, respectively          328         326
Capital in excess of par value                               45,073      44,805
Other accumulated comprehensive loss                           (310)        (44)
Retained earnings                                            14,447       9,976
                                                           --------    --------
                                                             59,538      55,063
Less-Treasury stock, at cost - 227 shares
  and 229 shares, respectively                               (3,780)     (3,785)
Notes receivable for stock purchases                            (14)        (14)
                                                           --------    --------
                                                             55,744      51,264
                                                           --------    --------
                                                           $ 92,812    $ 94,044
                                                           ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            DETECTION SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (in thousands, except per share data)

Year ended March 31,                             1999         1998         1997
                                                 ----         ----         ----
Net sales                                    $138,045     $126,343     $101,251

Costs and expenses
 Production                                    85,163       82,893       64,916
 Research and development                       8,507        8,579        8,115
 Marketing, administrative and general         35,727       30,039       21,502
                                              -------      -------       ------
                                              129,397      121,511       94,533
                                              -------      -------       ------
Operating income                                8,648        4,832        6,718

Other income (expense)
  Net interest expense                         (1,504)      (2,035)      (1,634)
  Other income (expense)                          163         (460)         166
                                              -------      -------       ------
Income before income taxes                      7,307        2,337        5,250

Provision for income taxes                      2,836          955        1,525
                                              -------      -------       ------
Net income                                      4,471        1,382        3,725

Other comprehensive (loss) income
  Foreign currency translation adjustment        (266)        (39)            3
                                              -------      -------      -------
Total comprehensive income                      4,205        1,343        3,728

Retained earnings at beginning of year          9,976        8,594        4,869
Less: other comprehensive loss (income)           266           39           (3)
                                              -------      -------       ------
Retained earnings at end of year              $14,447      $ 9,976      $ 8,594
                                              =======      =======       ======
Earnings per share:
  Basic                                         $0.71        $0.25        $0.85
                                                 ====         ====         ====

  Diluted                                       $0.65        $0.24        $0.76
                                                 ====         ====         ====

          See accompanying Notes to Consolidated Financial Statements.

                             DETECTION SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)

Year Ended March 31,                                1999       1998       1997
                                                    ----       ----       ----
Cash flows from operating activities
 Net income                                       $4,471     $1,382     $3,725

 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                    3,223      3,226      2,737
  Deferred compensation                                -        457          5
  Deferred income taxes                              627        501        178
  Stock based compensation                             -         87        147
 Changes in operating assets and liabilities:
  Accounts receivable                              2,704     (1,795)    (4,764)
  Inventories                                      1,022     (1,574)   (15,929)
  Accounts payable                                (5,642)    (4,711)     6,028
  Accrued payroll and benefits                       227     (1,449)     1,252
  Other assets and liabilities                       565     (2,177)        22
                                                  ------     ------     ------
  Total adjustments                                2,726     (7,435)   (10,324)
Net cash provided by (used in) operating
  activities                                       7,197     (6,053)    (6,599)
                                                  ------     ------     ------
Cash flows from investing activities
 Purchase of businesses net of cash acquired        (505)    (9,618)         -
 Capital expenditures                             (3,354)    (2,832)    (3,983)
                                                  ------     ------     ------
Net cash used in investing activities             (3,859)   (12,450)    (3,983)
                                                  ------     ------     ------
Cash flows from financing activities
 Short term borrowings                              (194)     2,741          -
 Proceeds from long term debt                      2,392          -     10,047
 Principal payments on long term debt and
  capital lease obligations                       (4,034)   (12,398)      (540)
 Issuance of common stock                              -     28,702      2,239
 Repurchase of common stock                            -     (3,767)         -
 Stock options exercised                              18      4,180        148
                                                  ------     ------     ------
Net cash (used in) provided by financing
  activities                                      (1,818)    19,458     11,894
                                                  ------     ------     ------
Effect of exchange rate changes on cash
  balances                                          (266)       (39)         2
Net increase in cash and cash equivalents          1,254        916      1,314
Cash and cash equivalents at beginning of year     3,160      2,244        930
                                                  ------     ------     ------
Cash and cash equivalents at end of year          $4,414     $3,160     $2,244
                                                  ======     ======     ======
Cash paid during the year for:
Interest                                          $1,745     $2,438     $1,575
                                                  ======     ======     ======
Income taxes                                      $2,426     $1,502     $1,096
                                                  ======     ======     ======

                 See accompanying Notes to Consolidated Financial Statements.

                             DETECTION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                      (in thousands, except per share data)


NOTE 1-DESCRIPTION OF OPERATIONS AND ACCOUNTING POLICIES:

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

GOODWILL -

Goodwill represents the excess of the cost of net tangible assets acquired in business combinations over their fair value. Goodwill is amortized using the straight-line method over periods ranging from three to twenty years. The Company evaluates goodwill and all long-lived assets for impairment when events or changes in circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121. This is accomplished by comparing the estimated undiscounted future cash flows with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the discounted future cash flows. Accumulated amortization of goodwill at March 31, 1999 and 1998 was approximately $2,045,000 and $1,141,000, respectively.

RETIREMENT PLANS -

The Company has two defined contribution pension plans which, in aggregate, cover substantially all domestic employees. The first plan requires the Company to match 100% of an employee's contribution up to one percent of the employee's base salary and 25% of an employee's contribution between two and four percent of the employee's base salary. The second plan permits employees to contribute up to 20% of their eligible earnings. Annual contributions by the Company out of its net profits are in amounts approved by the Company's Board of Directors. The Company's contributions to these plans were approximately $231,000, $239,000 and $155,000 in 1999, 1998 and 1997, respectively.

During the first quarter of fiscal 1997, the Company established a defined benefit pension plan for certain key executives. The plan provides for an annual benefit of 20% of their ending base annual compensation and medical expense coverage for life after retirement. The liability is being recognized over their remaining service periods.

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

EARNINGS PER SHARE -

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." There are no significant reconciling items between net income as presented in the consolidated statement of operations and net income available to common stockholders used in the calculation of earnings per share. Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate to deferred compensation plans, options and warrants, as follows:

Year ended March 31,                               1999         1998        1997
                                                   ----         ----        ----
Weighted average number of shares outstanding     6,319        5,433       4,359
Shares associated with deferred compensation,
  option and warrant plans                          508          290         575

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

FAIR VALUE OF FINANCIAL INSTRUMENTS -

The carrying amount of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and short-term borrowings, approximates their fair value at March 31, 1999 and 1998 as the maturity of these instruments is short term. The carrying amount of the Company's long-term debt obligations approximates their fair value as the interest rates on such obligations approximate the market rate at March 31, 1999 and 1998.

CASH FLOW STATEMENT -

Non-cash transactions during 1999, 1998 and 1997 consisted of the acquisition of certain businesses with shares of the Company's common stock. See Note 2.

NOTE 2-ACQUISITIONS

In 1995, the Company adopted a strategy which focused on expanding its product offerings, establishing an international sales presence, increasing its manufacturing capacity and improving its overall cost structure. The Company has since made nine acquisitions and established a manufacturing facility in Asia. These initiatives have enabled the Company to significantly expand its product catalog and market scope.

Fiscal 1999 Acquisitions
In June 1998, the Company acquired all of the outstanding stock of Efsec AB ("Efsec")for approximately $1,250,000 comprised of cash and 28,161 shares of its common stock. Efsec is a Swedish distributor of electronic security equipment and had annual net sales of approximately $3,000,000 prior to its acquisition.

In June 1998, the Company acquired all of the outstanding stock of Alarm Center Kft ("Alarm Center") for $135,000 in cash. Alarm Center is a Hungarian distributor of electronic security equipment and had annual net sales of approximately $500,000 prior to its acquisition.

These transactions have been accounted for as purchases and, accordingly, the results of Efsec and Alarm Center are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of purchase price for each business.

Fiscal 1998 Acquisitions
In May 1997, the Company acquired all of the outstanding stock of Digital Audio Ltd. ("DA Systems") in exchange for 221,738 shares of its common stock. The shares were callable at the Company's option at $17 per share plus interest at 8.25% until June 30, 1998, and could be put to the Company at that price after that date. The Company exercised its call option to repurchase these shares in connection with the issuance of common stock in September 1997. The cost of this acquisition was approximately $4,000,000. DA Systems is a British manufacturer of security control equipment and had annual net sales of approximately $10,800,000 prior to its acquisition.

In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. ("Seriee") of France, in exchange for 34,141 shares of its common stock, valued at approximately $600,000. Seriee is a manufacturer of electronic control and communication equipment and had annual net sales of approximately $6,300,000 prior to its acquisition.

In June 1997, the Company acquired 98.7% of the outstanding stock of Radio-Active Systems N.V.("RAS") of Belgium for approximately $3,600,000 in cash. RAS has one of the largest security equipment distribution networks in Belgium and had annual net sales of approximately $9,900,000 prior to its acquisition.

In November 1997, the Company acquired all of the outstanding stock of Security Supplies NZ Ltd. ("Security Supplies") of New Zealand for approximately $50,000 in cash. Security Supplies provided the Company with immediate access to an established market base in New Zealand and good growth potential. Security Supplies had annual sales of approximately $800,000 prior to its acquisition.

In January 1998, the Company acquired all of the outstanding stock of Electronics Design & Manufacturing Pty Limited ("EDM") of Australia in exchange for 186,667 shares of its common stock and $2,800,000 in cash. EDM is a major Australian manufacturer of security control equipment and had annual net sales of approximately $4,600,000 prior to its acquisition.

These transactions have been accounted for as purchases and, accordingly, the results of these businesses are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of purchase price for each business.

The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company as though the fiscal 1998 acquisitions were made at the beginning of fiscal 1998 and fiscal 1997, respectively. The pro forma amounts do not necessarily reflect the results that actually would have been obtained had the transactions taken place at the beginning of the period indicated, nor are they intended to be a projection of future results:


                                                        1998            1997
                                                        ----            ----
                                                           (Unaudited)
        Net sales                                   $137,614        $136,155
        Costs and expenses                           134,965         131,305
        Income before taxes                            2,649           4,850
        Net income                                     1,544           3,447
        Net income per share
            Basic                                      $0.28           $0.79
            Diluted                                    $0.27           $0.70

Fiscal 1997 Acquisition
In July 1996, the Company acquired certain assets and patent rights of Senses International, Inc. ("Senses"), a manufacturer of long range wireless alarm transmission equipment. The Company paid approximately $600,000 for these assets.

NOTE 3-INVENTORIES:

Major classifications of inventory are as follows.

Year Ended March 31,                                     1999              1998
                                                         ----              ----
Component parts                                      $ 16,007          $ 23,386
Work in process                                         2,658             1,577
Finished products                                      22,072            15,483
                                                     --------          --------
                                                       40,737            40,446

Less-Reserve for obsolescence                          (2,975)           (2,292)
                                                     --------          --------
                                                     $ 37,762          $ 38,154
                                                     ========          ========

NOTE 4-FIXED ASSETS:

Major classifications of fixed assets are as follows.

Year Ended March 31,                                     1999             1998
                                                         ----             ----
Land and improvements                                $    716          $    716
Building and improvements                               6,748             6,479
Machinery and equipment                                16,719            15,902
Production tooling                                      5,402             4,650
Furniture                                               2,737             1,849
                                                     --------          --------
                                                       32,322            29,596

Less-Accumulated depreciation                         (19,902)          (17,454)
                                                     --------          --------
                                                     $ 12,420          $ 12,142
                                                     ========          ========

Total depreciation expense on fixed assets was approximately $3,133,000, $3,393,000 and $2,373,000 in 1999, 1998, and 1997, respectively.

NOTE 5-INDEBTEDNESS

A summary of the Company's borrowings is as follows:

Year Ended March 31,                                     1999              1998
                                                         ----              ----
Revolving lines of credit                            $  1,416          $  4,002
Term loan-due 2005                                     14,350            13,359
Mortgage loan-due 2006                                  3,064             3,316
Other long term debt                                      248                 -
Capital lease obligations                                 164               279
                                                     --------          --------
                                                       19,242            20,956

Less-current portion                                   (2,063)           (4,407)
                                                     --------          --------
                                                     $ 17,179          $ 16,549
                                                     ========          ========

The Company has a line of credit, payable upon demand, secured by the general business assets of the Company. This line allows borrowings of up to $17,000,000 bearing interest at a rate of approximately 8.1% at March 31, 1999. The maximum amount of borrowings on this line of credit during 1999 was approximately $5,784,000. There were no borrowings against this line at March 31, 1999. This facility matures July 31, 2000. In addition, two of the Company's European subsidiaries have short term borrowing facilities, the largest of which is payable on demand, for borrowings up to $2,000,000. The interest rate on this facility is equal to the day to day money rate plus 2.2%. The maximum amount of borrowings during 1999 was approximately $1,530,000. Borrowings against this line were $1,093,000 at March 31, 1999.

In connection with the acquisition of Radionics, the Company borrowed $17,750,000, of which $14,350,000 is a term loan secured by general business assets and matures in 2005. The remaining $3,400,000 is a mortgage loan secured by certain real estate and matures in 2006. Interest on the outstanding debt accrues based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization. At March 31, 1999 and 1998, the interest rate on these borrowings was approximately 6.6% and 7.4%, respectively.

Pursuant to the terms of the debt agreements for the obligations listed above, the Company has certain ratios and covenants to maintain with respect to such items as working capital, funded debt and fixed charges. Failure to comply with these guidelines constitutes a default and permits the lenders to cause the obligations to become currently due. The Company is in compliance with all covenants and requirements under the terms of the borrowing agreements.

Annual maturities of the Company's long term debt for the next five years are approximately: 2000-$536,000; 2001-$2,927,000; 2002-$2,927,000; 2003-$2,910,000;
2004-$2,861,000.

The Company has various  equipment under capital lease  agreements which require
payments   of   principal   and   interest  of   approximately:   2000-$111,000;
2001-$47,000; 2002-$4,000; 2003-$2,000.

NOTE 6-DEFERRED COMPENSATION PLANS:

The Company's deferred compensation plan allows certain employees to defer the receipt of salary or bonuses which they may be entitled to receive. The compensation is normally payable at retirement and is fully vested when deferred. For salaries or bonuses deferred, the employee elects, at the time of deferral, to be paid in either stock or cash plus interest which has accrued from the date of deferral. Unissued common share equivalents are limited to 146,000 shares under provisions of the plan. As of March 31, 1999 and 1998, unissued common share equivalents of 98,000 existed under the plan.

The Company's stock bonus plan provided for bonuses payable in stock to certain officers and key personnel if specified criteria was attained. The plan also provided that recipients may defer receipt of stock bonuses until retirement. The bonus fully vests when deferred. Unissued common share equivalents existing under the plan were 279,000 in 1999 and 1998. The stock bonus plan was terminated during fiscal 1998. Stock bonuses deferred prior to termination will be distributed in accordance with the terms of the plan.

NOTE 7-SHAREHOLDERS' EQUITY:

The following table presents the changes in shareholders' equity balances during the three years ended March 31, 1999.

                                             Common Stock         Treasury Stock        Capital
                                           ----------------       ----------------    in excess
                                           Shares      Amount     Shares    Amount       of par
                                           ------      ------     ------    ------      -------
Balance at March 31, 1996                   2,811        $141          2    $   12      $ 6,972

Distribution of stock bonuses                  11           1          -         -           84
Options and warrants exercised                 41           2         (8)      (12)         172
Treasury stock purchases                        -           -         10        53            -
Common stock issued                           134           6          -         -        2,232
Three-for-two stock split                   1,482          74          2         -          (74)
Other                                           -           -          -         -           63
                                            -----         ---        ---      ----       ------
Balance at March 31, 1997                   4,479         224          6        53        9,449

Distribution of stock bonuses                   5           -          -         -           86
Options and warrants exercised                 30           2         (3)      (33)         101
Treasury stock purchases                        -           -        226     3,765        3,755
Common stock issued                         2,004         100          -         -       31,387
Other                                           -           -          -         -           27
                                            -----         ---        ---      ----       ------
Balance at March 31, 1998                   6,518         326        229     3,785       44,805

Options and warrants exercised                 16           1         (2)       (5)          72
Common stock issued                            28           1          -         -          256
Other                                           -           -          -         -          (60)
                                            -----         ---        ---      ----       ------
Balance at March 31, 1999                   6,562        $328        227    $3,780      $45,073
                                            =====         ===        ===     =====       ======

In September 1997, the Company sold 1,325,000 shares of common stock at $20 per share in a public offering. The Company had granted the underwriters a 30-day option to purchase up to 232,000 additional shares of common stock under the same terms and conditions as the public offering to cover over-allotments, and this option was exercised in October 1997. Expenses associated with this offering of approximately $2,700,000 were netted against proceeds.

On December 17, 1996, the Company distributed a three-for-two stock split effected in the form of a stock dividend to shareholders of record on November 27, 1996. This distribution increased the number of shares outstanding by 1,482,000. The amount of $74,000 was transferred from capital in excess of par to common stock. All per share amounts in this report have been restated to reflect this stock split.

In October 1996, the Company sold 114,000 shares from its authorized but unissued shares of common stock in a private placement at a pre-split price of $17.50 per share. The Company received approximately $2,000,000 in cash from this transaction.

The Company has two fixed stock option plans whereby options for a total of 625,000 shares of the Company's common stock may be granted to key employees or non-employees of the Company by the Board of Directors. The exercise price of the options must equal or exceed the market value of the Company's common stock on the date of grant. Options are generally exercisable at a rate of 40% in the first year after grant, 60% in the second year after grant, 80% in the third year after grant and in full thereafter. Options expire up to ten years after the date of grant.

Pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate based on the anticipated length of time until exercise ranging from 5.06% to 5.43%; expected life of 4 to 5 years; and an expected volatility of 75%. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (generally 4 years). The Company's pro forma information follows:

Year ended March 31,                         1999          1998          1997
                                             ----          ----          ----
Net earnings
    As reported                         $   4,471     $   1,382     $   3,725
    Pro forma                               3,683           594     $   3,255

Net earnings per diluted share
    As reported                             $0.65         $0.24         $0.76
    Pro forma                               $0.54         $0.11         $0.66

This disclosure is not likely to be representative of the effects on reported net earning for future years, because options vest over four years and additional awards generally are made each year.

A summary of the status of the Company's stock option plan as of March 31, 1999, 1998 and 1997, and changes during the years ending on those dates, is presented below:

                                    1999                    1998                  1997
                             --------------------    ------------------    ------------------
                                         Weighted              Weighted              Weighted
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                             Shares         Price    Shares       Price    Shares       Price
                             ------       -------    -----      -------    ------     -------
Outstanding at
 beginning of year              387         $8.23       339      $ 5.95       362      $ 4.45
Granted                         164          9.75       110       14.41        50       14.54
Exercised                       (18)         4.46       (34)       4.31       (48)       4.65
Forfeited                       (14)         8.41       (28)       9.68       (25)       3.97
                                ---          ----       ---        ----       ---       -----
Outstanding at
 end of year                    519         $8.82       387       $8.23       339      $ 5.95
                                ===          ====       ===        ====       ===       =====
Options exercisable
  at year-end                   265         $6.95       181       $5.49       141      $ 4.51
                                ===          ====       ===        ====       ===        ====
Weighted-average
 fair value of
 options granted
 during the year                            $5.98                 $9.08                $ 8.18
                                             ====                  ====                 =====


                                   Options Outstanding                   Options Exercisable
                       --------------------------------------------    -------------------------
                                              Weighted     Weighted                     Weighted
                                 Number        Average      Average         Number       Average
             Range of       Outstanding      Remaining     Exercise    Outstanding      Exercise
      Exercise Prices      at March 31,    Contractual    Price Per       at March     Price Per
            Per Share              1999     Life Years        Share       31, 1999         Share
           ----------       -----------    -----------    ---------    -----------     ---------
         $0.01- $4.99               155            1.2         4.29            138          4.32
         $5.00- $9.99               138            2.7         7.38             75          5.75
        $10.00-$14.99               191            3.9        11.55             35         13.52
        $15.00-$19.99                30            3.0        19.08             15         19.12
        $20.00-$24.99                 5            3.4        22.51              2         22.52
                                    ---            ---        -----            ---         -----
         $0.01-$24.99               519            2.7         8.82            265          6.95



A summary of changes in outstanding warrants as of March 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                            1999                     1998                      1997
                     --------------------     --------------------     ----------------------
                                 Weighted                 Weighted                   Weighted
                                  Average                  Average                    Average
                                 Exercise                 Exercise                   Exercise
                      Shares        Price     Shares         Price     Shares           Price
                      ------     --------     ------      --------     ------        --------
Outstanding at
 beginning of
 year                     17        $4.71         17         $4.71         23          $ 4.03
Granted                    -            -          -             -          2           13.50
Exercised                  -            -          -             -         (8)           4.40
                          --         ----         --          ----         --            ----
Outstanding at
 end of year              17        $4.71         17         $4.71         17          $ 4.71
                          ==         ====         ==          ====         ==           =====

NOTE 8-INCOME TAXES:

The provision (benefit) for income taxes consists of the following.

Year Ended March 31,                1999             1998                1997
                                    ----             ----                ----
Federal
 Current                          $  876             $(39)             $1,184
 Deferred                            618              494                (314)

State
 Current                             448              (13)                416
 Deferred                            (78)             118                 (74)

Foreign
 Current                             885              506                 103
 Deferred                             87             (111)                210
                                    ----             ----               -----
                                  $2,836             $955              $1,525
                                    ====             ====               =====



A reconciliation of the statutory federal income tax rate to the effective rate is as follows.

Year Ended March 31,                           1999           1998         1997
                                               ----           ----         ----

Statutory federal rate                         34.0%          34.0%        34.0%
State taxes, net of federal benefit             3.3            3.0          4.5
Foreign tax rate differences                   (3.6)          (3.9)        (8.1)
Change in valuation allowances                    -              -          0.8
Research and development credits                  -              -         (3.1)
Goodwill amortization                           2.7            3.0         (1.0)
Other permanent items                           2.4            4.8          1.9
                                              -----          -----         ----
Effective income tax rate                      38.8%          40.9%        29.0%
                                              =====          =====         ====



Deferred tax assets (liabilities) are comprised of the following:

Year Ended March 31,                                         1999          1998
                                                             ----          ----
Book accruals not currently
 deductible for tax                                       $   434       $   722
Deferred compensation                                         799           701
Inventory                                                     534           573
Accrued payroll and related costs                             436           578
Tax basis of intangibles in excess of book                  2,781         2,817
Tax credit carryforwards                                      607           602
Other                                                         215           553
                                                          -------       -------
Total deferred tax assets                                   5,806         6,546
                                                          -------       -------
Depreciation                                               (1,301)         (945)
Other                                                         (48)         (111)
                                                          -------       -------
Total deferred tax liabilities                             (1,349)       (1,056)
                                                          -------       -------
Deferred tax asset valuation reserve                         (407)         (589)
                                                          -------       -------
Net deferred tax asset                                    $ 4,050       $ 4,901
                                                          =======       =======

Valuation allowances have been recorded for net operating loss and credit carryforwards which expire at various times between 2002 and 2011.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings included in consolidated retained earnings at March 31, 1999 was approximately $5,002,000. These earnings have been substantially reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.

NOTE 9-GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company's operating structure includes operating segments in the United States, Asia Pacific and Europe. Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial performance in the different regions. Segment profit or loss includes substantially all of the segment's costs of production, distribution and administration. The Company manages income taxes on a global basis, thus, the Company evaluates segment performance based on profit or loss before income taxes.

Net sales by the Company to unaffiliated customers outside the United States represents 38.4%, 32.4% and 15.7% of consolidated net sales for the years ended March 31, 1999, 1998 and 1997. Net sales by the Company's domestic operations to unaffiliated customers outside the United States represent 2.3%, 4.3% and 7.0% of the Company's consolidated net sales for the years ended March 31, 1999, 1998 and 1997, respectively.

The following table presents net sales, income (loss) before income taxes, identifiable assets, capital expenditures and depreciation expense of the Company's domestic and foreign operations. Net sales and income (loss) before income taxes of the Company's domestic operations include the impact of export sales. Inter-area sales are presented on a basis intended to reflect the market value of the products as nearly as possible. Identifiable assets are those assets of the Company that are identified with the operations in the respective geographic area.



Year Ended March 31,                           1999          1998          1997
                                               ----          ----          ----
Sales to unaffiliated customers
United States operations                  $  88,232     $  90,938     $  92,442
Asia Pacific operations                      20,023        12,501         8,326
European operations                          29,790        22,904           483
                                          ---------     ---------     ---------
                                          $ 138,045     $ 126,343     $ 101,251
                                          =========     =========     =========
Sales between affiliates
United States operations                  $   7,997     $   7,362     $  15,843
Asia Pacific operations                      40,966        32,018        18,114
European operations                             248            85             -
                                          ---------     ---------     ---------
                                          $  49,211     $  39,465     $  33,957
                                          =========     =========     =========
Income (loss) before income taxes
United States operations                  $   4,000     $   1,799     $   3,683
Asia Pacific operations                       5,605         1,614         2,295
European Operations                          (1,485)         (774)         (156)
Eliminations                                   (813)         (302)         (572)
                                          ---------     ---------     ---------
                                          $   7,307     $   2,337     $   5,250
                                          =========     =========     =========
Identifiable assets
United States operations                  $  45,514     $  46,802     $  48,238
Asia Pacific operations                      27,369        30,193        19,402
European operations                          19,929        17,049           636
                                          ---------     ---------     ---------
                                          $  92,812     $  94,044     $  68,276
                                          =========     =========     =========
Capital expenditures
United States operations                  $   1,081     $   1,336     $   1,890
Asia Pacific operations                       1,636         1,061         2,081
European operations                             637           435            12
                                          ---------     ---------     ---------
                                          $   3,354     $   2,832     $   3,983
                                          =========     =========     =========
Depreciation expense
United States operations                  $   1,721     $   2,186     $   2,008
Asia Pacific operations                       1,035           700           363
European operations                             377           507             2
                                          ---------     ---------     ---------
                                          $   3,133     $   3,393     $   2,373
                                          =========     =========     =========

During 1999, sales to the Company's two largest customers accounted for 11.3% and 4.6% of net sales, respectively. During 1998, sales to the Company's two largest customers accounted for 9.9% and 6.6% of net sales, respectively. During 1997, sales to the Company's two largest customers accounted for 10.7% and 10.6% of net sales, respectively. Accounts receivable from the Company's largest customers represented 13.2% of the accounts receivable balances at March 31, 1999.

NOTE 10-COMMITMENTS AND CONTINGENCIES

Leases
The Company leases certain facilities pursuant to operating lease agreements. Operating lease expense for offices and other equipment was approximately
$2,705,000,  $2,267,000  and  $1,208,000 in 1999,  1998 and 1997,  respectively.
Future minimum rental payments under noncancelable operating lease agreements are as follows: 2000-$2,269,000; 2001-$1,837,000; 2002-$1,715,000;
2003-$1,570,000; 2004-$1,455,000; thereafter-$1,551,000.

Restructuring

Consistent with the manufacturing restructuring plan undertaken in 1999, the Company recorded a restructuring charge of approximately $400,000 during the first quarter of fiscal 1999 for severance costs related to the termination of employees at the Fairport, New York and Southall, England facilities. The charge has been included in the results from continuing operations and had a material impact on operating results in the first quarter of 1999.

The Company recorded a restructuring charge of approximately $400,000 during the fourth quarter of fiscal 1998 for severance costs related to the termination of 47 employees at the Salinas, California facility. The charge has been included in the results from continuing operations and had a material impact on operating results in the fourth quarter of 1998. These manufacturing employees were terminated during the first three quarters of 1999.

The restructurings of the Salinas, California and Fairport, New York facilities are substantially complete. The restructuring of the Southall, England facility is scheduled to be completed by December 31, 1999.

Legal Matters
The Company and certain of its officers and directors have been named as defendants in six shareholder class actions filed in the United States District Court for the Western District of New York. The underwriters of the Company's September 19, 1997 public offering of common stock have been named as defendants in three of these class actions. The first of these shareholder class actions was filed on February 26, 1998. Four of the class actions purport to allege claims on behalf of a class of purchasers of the company's common stock during the period August 14, 1997 through February 23, 1998, one class action purports to allege claims on behalf of a class of purchasers of the Company's common stock during the period September 19, 1997 through February 23, 1998 and one class action purports to allege claims on behalf of a class of purchasers of the Company's common stock pursuant to the Company's September 19, 1997 public offering. Collectively, the class actions assert claims under Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 20(a) of the Securities Act of 1933. The class actions allege that the Company, certain of its officers and directors and the underwriters of the Company's September 1997 public offering made or are responsible for alleged misstatements and omissions in various press releases and public filings concerning the Company's business and financial condition.

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