Form 10-Q
period 1999-06-30
DETECTION SYSTEMS INC
filed 1999-08-16
CIK 28365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes __X__ No _____


As of August 9, 1999 there were outstanding 6,350,213 shares of the registrant's common stock, par value $.05 per share.

                          PART I FINANCIAL INFORMATION
                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      (in thousands, except per share data)

Assets                                        June 30, 1999    March 31, 1999
Current assets:                                 (Unaudited)
Cash and cash equivalents                           $ 7,510           $ 4,414
Accounts receivable, less allowance for
  doubtful accounts ($1,023 and $1,006,
  respectively)                                      22,781            20,916
Inventories, net                                     33,669            37,762
Other current assets                                  3,293             3,249
                                                     ------            ------
                                                     67,253            66,341
                                                     ------            ------
Fixed assets, net                                    12,550            12,420
Goodwill, net                                         9,209             9,381
Other assets                                          5,196             4,670
                                                     ------            ------
                                                    $94,208           $92,812
                                                     ======            ======
Liabilities
Current liabilities:
    Short term borrowings                            $1,518           $ 1,416
    Current portion of long term debt                 1,281               647
    Accounts payable                                  7,878             7,076
    Accrued payroll and benefits                      2,176             1,863
    Income taxes payable                              1,754             2,108
    Other current liabilities                         3,391             4,134
                                                     ------            ------
                                                     17,998            17,244

Other liabilities                                     2,659             2,645
Long term debt                                       16,451            17,179

Shareholders' equity:
   Common stock, par value $.05 per share;
    Authorized - 12,000 shares; Issued -
    6,576 shares and 6,562 shares,
    respectively                                        329               328
Capital in excess of par value                       45,128            45,073
Other accumulated comprehensive loss                   (323)             (310)
Retained earnings                                    15,868            14,447
                                                     ------            ------
                                                     61,002            59,538
Less - Treasury stock, at cost                       (3,854)           (3,780)
  Notes receivable for stock purchases                  (48)              (14)
                                                     ------            ------
                                                     57,100            55,744
                                                     ------            ------
                                                    $94,208           $92,812
                                                     ======            ======

                (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings (Unaudited)
                      (in thousands, except per share data)

                                            June 30, 1999         June 30, 1998
For the Three Months Ended:                 (Current Year)      (Preceding Year)
                                           --------------       ---------------
Net sales                                         $34,766               $33,808

Costs and expenses:
 Production                                        20,964                21,038
 Research and development                           2,293                 2,134
 Marketing, administrative and general              9,059                 8,876
                                                   ------                ------
Total costs and expenses                           32,316                32,048

Operating income                                    2,450                 1,760
Other income (expense)
 Net interest (expense)                              (220)                 (355)
 Other income (expense)                                40                   (42)
                                                   ------                ------
Income before income taxes                          2,270                 1,363
Provision for income taxes                            849                   531
                                                   ------                ------
Net income                                          1,421                   832
Other comprehensive (loss)
  Foreign currency translation adjustment             (13)                 (115)
                                                   ------                ------
Total comprehensive income                          1,408                   717

Retained earnings at beginning of period           14,447                 9,976
Less: other comprehensive loss                         13                   115
                                                   ------                ------
Retained earnings at end of period                $15,868               $10,808
                                                   ======                ======
Earnings per share
 Basic                                              $0.22                 $0.13
                                                     ====                  ====
 Diluted                                            $0.21                 $0.12
                                                     ====                  ====

                (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                            (in thousands of dollars)

For the Three Months Ended June 30,                            1999        1998
Cash flows from operating activities:                          ----        ----
Net income                                                  $ 1,421     $   832
                                                            -------     -------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               651         924

Changes in assets and liabilities:
    Accounts receivable                                      (1,865)       (158)
    Inventories                                               4,093      (2,313)
    Accounts payable                                            802      (1,299)
    Accrued payroll and benefits                                313         124
    Other assets & liabilities                               (1,452)        533
                                                            -------     -------
Total adjustments                                             2,542      (2,189)
                                                            -------     -------
    Net cash provided by (used in) operating
     activities                                               3,963      (1,357)

Cash flows from investing activities:
    Capital expenditures                                       (810)       (831)
    Acquisition of businesses                                  --          (473)
                                                            -------     -------
    Net cash used in investing activities                      (810)     (1,304)

Cash flows from financing activities:
    Proceeds from borrowings                                    102       2,095
    Principal payments on debt and
      capital lease obligations                                 (94)       (641)
    Common stock transactions, net                              (52)          7
                                                            -------     -------
    Net cash (used in) provided by financing
     activities                                                 (44)      1,461

Effect of exchange rates                                        (13)       (114)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents          3,096      (1,314)

Cash and cash equivalents at beginning of period
                                                              4,414       3,160
                                                            -------     -------
Cash and cash equivalents at end of period                    7,510     $ 1,846
                                                            =======     =======
Cash paid during the year for:
    Interest                                                $   375     $   419
                                                            =======     =======
    Income taxes                                            $ 1,400     $   313
                                                            =======     =======

                (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


NOTE 1. GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim consolidated financial statements include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain prior period balances have been reclassified to conform with the current period presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Cash flow statement -- Non-cash transactions during the first quarter of fiscal 1999 consisted of the acquisition of certain businesses with shares of the Company's common stock. See Note 3.

NOTE 2. INVENTORIES

Major classifications of inventory follow (in thousands):

                                      June 30, 1999              March 31, 1999
                                      -------------              --------------
Component Parts                             $11,790                     $14,838
Work In Process                               2,059                       2,464
Finished Products                            19,820                      20,460
                                             ------                      ------
                                            $33,669                     $37,762
                                             ======                      ======

NOTE 3. ACQUISITIONS

Fiscal 1999 Acquisitions - In June 1998, the Company acquired all of the outstanding shares of Efsec AB("Efsec")for approximately $1,250,000, comprised of cash and 28,161 shares of its common stock. Efsec is a Swedish distributor of electronic security equipment with annual net sales of approximately $3,000,000 prior to its acquisition.

In June 1998, the Company acquired all of the outstanding stock of Alarm Center Kft ("Alarm Center") for $135,000 in cash. Alarm Center is a Hungarian distributor of electronic security equipment with annual net sales of approximately $500,000 prior to its acquisition.

These transactions have been accounted for as purchases and, accordingly, the results of these businesses are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of the purchase price for each business.


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

                                                            Three months
                                                            Ended June 30,
                                                     1999                 1998
                                                     ----                 ----
Weighted average number of shares outstanding       6,336                6,291

Shares associated with deferred compensation,
option and warrant plans                              482                  524



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

NOTE 6 - GEOGRAPHIC INFORMATION

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

The following table presents net sales and income (loss) before income taxes of the Company's domestic and foreign operations. Net sales and income (loss) before income taxes of the Company's domestic operations include the impact of export sales. Inter-area sales are presented on a basis intended to reflect the market value of the products as nearly as possible.


For the Three Months Ended June 30,               1999                   1998
                                                  ----                   ----
                                                     (in thousands)
Sales to unaffiliated customers
       United States operations                $21,223                  $22,032
       Asia Pacific operations                   5,653                    4,774
       European operations                       7,890                    7,002
                                               -------                  -------
                                               $34,766                  $33,808
                                               =======                  =======
Sales between affiliates
       United States operations                 $2,262                   $1,797
       Asia Pacific operations                   7,250                    7,688
       European operations                         117                       90
                                                ------                   ------
                                                $9,629                   $9,575
                                                ======                   ======
Income (loss) before income taxes
       United States operations                 $1,070                   $1,275
       Asia Pacific operations                     874                      725
       European Operations                        (205)                    (318)
       Eliminations                                531                     (319)
                                                 -----                    -----
                                                $2,270                   $1,363
                                                 =====                    =====


NOTE 7 - OTHER MATTERS

The Company's Board of Directors has authorized the repurchase of up to $10,000,000 of the Company's common stock in open market transactions.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                                                                   (Unaudited)
                                   Fiscal Year Ended          Three Months Ended
                                        March 31,                  June 30,
                                 1999        1998             1999        1998

Net sales                       100.0%      100.0%           100.0%       100.0%
Costs and expenses:
 Production                      61.7        65.6             60.3         62.2
 Research and development         6.1         6.8              6.6          6.3
 Marketing, administrative
  and general                    25.9        23.8             26.1         26.3
                                 ----        ----             ----         ----
Operating income                  6.3         3.8              7.0          5.2

Net interest expense             (1.1)       (1.6)            (0.6)        (1.1)
Other income (expense)            0.1        (0.4)             0.1         (0.1)
                                 ----        ----             ----         ----
Income before income taxes
                                  5.3         1.8              6.5          4.0
Provision for income taxes        2.1         0.7              2.4          1.6
                                 ----        ----             ----         ----
 Net income                       3.2%        1.1%             4.1%         2.4%
                                  ===         ===              ===          ===


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      The Company's net sales increased 2.8% to $34,766,000 in the first quarter of fiscal 2000 from $33,808,000 in the comparable period in fiscal 1999. The net sales of acquired businesses accounted for $550,000 of this increase while sales from on-going operations accounted for $408,000. Net sales during this period by the Company's on-going operations have been favorably impacted compared to the year ago period by strong sales in the Asia-Pacific region, which increased 18.0%. Sales by on-going operations in the Unites States and European regions were consistent with the year ago period.

      Production expenses decreased 0.4% to $20,964,000 in the fiscal 2000 period from $21,038,000 in the comparable period in fiscal 1999. As a percentage of net sales, production expenses decreased to 60.3% in the fiscal 2000 period compared to 62.2% in the comparable period in fiscal 1999. The decrease in production expenses in the aggregate and as a percentage of net sales was primarily due to improvements in the Company's manufacturing cost structure.

      Research and development expenses increased 7.5% to $2,293,000 in the fiscal 2000 period from $2,134,000 in the comparable period in fiscal 1999. As a percentage of net sales, research and development expenses increased to 6.6% in the fiscal 2000 period from 6.3% in the comparable period in 1999. The increase in research and development expenses is primarily attributable to modest increases in headcount to support the Company's research and development efforts.

      Marketing, administrative and general expenses increased 2.1% to $9,059,000 in the fiscal 2000 period from $8,876,000 in the comparable period in fiscal 1999. The year ago period included a $400,000 restructuring charge. Excluding the impact of this charge, marketing, administrative and general expenses increased 6.9%. Approximately $400,000 of this increase relates to the acquisition of Efsec and Alarm Center (See Note 3). The remaining increase is attributable to the addition of personnel in our sales and marketing departments. As a percentage of net sales, marketing, administrative and general expenses decreased to 26.1% in the fiscal 2000 period from 26.3% in the comparable period in fiscal 1999.

      Net interest expense decreased to $220,000 in the fiscal 2000 period from $355,000 in the comparable period in 1999, as borrowings outstanding were lower during the current period.

      The Company's effective income tax rate for the fiscal 2000 period was 37.4% compared to 39.0% for the comparable period in fiscal 1999.

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

      Three Months Ended June 30, 1999. During the three months ended June 30, 1999, the Company's operating activities provided $3,963,000 of operating cash flow. Net income, depreciation and amortization provided $2,072,000. A decrease in inventories provided $4,093,000. An increase in accounts payable provided $802,000, while an increase in accounts receivable used $1,865,000.
Other account changes used $1,139,000 of operating cash flow.

      During the three months ended June 30, 1999, cash used for investing activities was $810,000, relating to capital expenditures.

      During the three months ended June 30, 1999, cash used in financing activities was $44,000, primarily representing principal repayments of debt.

      Capital Resources. On June 30, 1999, the Company had cash balances of $7,510,000. On that date, the Company had a $17,000,000 revolving credit facility that was not drawn. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization, and matures on July 31, 2000.

      The Company expects to continue to pursue expansion/acquisition opportunities and the development of new products and markets. Significant expenditures will also include continued research and development investment in detection, control and communication projects. The Company also plans to continue its efforts to market its products internationally.

      The Company's Board of Directors has authorized the repurchase of up to $10,000,000 of the Company's common stock in open market transactions.

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

The Company estimates that its aggregate costs for year 2000 activities from 1997 through 2000 will be approximately $875,000. External costs incurred through December 31, 1998 were approximately $795,000 and primarily related to computer hardware and software. It is anticipated that the remaining year 2000 costs will relate to computer software, computer hardware and consulting fees. The Company does not separately track internal costs relating to the year 2000, and they are not included in the Company's estimate of year 2000 costs. These costs do not include estimates for potential litigation, which at the present time is not viewed as a significant risk. The Company reviews and updates data for costs incurred and forecasted costs each quarter. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but some outside the Company's control.

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

      Euro Conversion. The Company is assessing the potential impact that may result from the completion of the euro conversion in a number of areas, including the following: (1) accounting and tax; (2) management information systems required to accommodate euro-denominated transactions; (3) the impact on currency exchange costs and currency exchange rate risk,; and (4) the impact on existing contracts. There has been no significant impact to the Company resulting from the initial transition to the euro.

      Dividend Policy. The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.

Forward-Looking Statements

      This quarterly report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "plan," "anticipate," "intend," "could," "estimate," "continue," "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section of the Company's 1999 Form 10-K for the year ended March 31, 1999.

                            PART II OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security Holders.

              At the Annual Meeting of Shareholders held on August 12, 1999, the following individuals were elected to the Board of Directors:

              Nominated Director           FOR            WITHHELD     ABSTAINED
              ------------------           ---------      ---------    ---------

              Donald R. Adair              4,508,711      1,414,081        0
              Mortimer B. Fuller III       4,508,736      1,414,056        0
              Karl H. Kostusiak            4,508,669      1,414,123        0
              David B. Lederer             4,508,736      1,414,056        0
              Edward C. McIrvine           4,508,736      1,414,056        0

              The following proposals were also approved:


                                               FOR           WITHHELD  ABSTAINED
                                               ---------     --------  ---------

              Amend the Company's 1997 Stock
              Option Plan to increase the
              number of shares authorized for
              options under the Plan           4,120,278    1,599,443     44,017

                                               FOR           WITHHELD  ABSTAINED
                                               ---------     --------  ---------
              Adopt the Company's Non-
              Employee Director Stock Option
              Plan and to ratify options
              granted pursuant to the Plan     4,124,604    1,593,965     45,169

                                               FOR           WITHHELD  ABSTAINED
                                               ---------     --------  ---------

              Amend the Company's Certificate
              of  Incorporation  to  achieve
              consistency with recent changes
              in New York Business
              Corporation Law concerning
              approval of loans to directors   5,515,404      209,576     38,758

                                               FOR           WITHHELD  ABSTAINED
                                               ---------    ---------  ---------

              PricewaterhouseCoopers LLP be
              retained as independent
              auditors of the Company for the
              fiscal year ending March 31,
              2000                             5,791,870       97,399     33,523





Item 5.       Other Information

A.       Shareholder Proposals - Deadline for Inclusion in Proxy Materials
                  As set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, any proposal by a stockholder of the Company intended to be presented at the 2000 Annual Meeting of Stockholders must be received by the Company on or before March 11, 2000 to be included in the proxy materials of the Company relating to such meeting.

B.       Shareholder Proposals - Discretionary Voting of Proxies
                  In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2000 Annual Meeting of Shareholders is received by the Company after May 25, 2000, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 2000 Annual Meeting of Shareholders.

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

                                           DETECTION SYSTEMS, INC.
                                           Registrant

DATE: August 16, 1999                      By: /s/ Karl H. Kostusiak
                                           Karl H. Kostusiak, President


                                           By: /s/ Frank J. Ryan
                                           Frank J. Ryan, Vice President,
                                           Secretary and Treasurer
                                            (Principal Financial Officer)


                                           By: /s/ Christopher P. Gerace
                                           Christopher P. Gerace, Vice President
                                           Chief Accounting Officer
                                            (Principal Accounting Officer)

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

3(b)    Detection Systems, Inc.                Incorporated by reference to
        By-Laws as amended                     Exhibit 3(b) of the Company's
                                               1997 Annual Report on Form 10-K

10(a)   Medical reimbursement plan             Incorporated by reference to
                                               Exhibit 10(b) of the Company's
                                               1997 Annual Report on Form 10-K

10(b)   Employee stock purchase plan           Incorporated by reference to
                                               Exhibit 10 of the Company's 1994
                                               Annual Report on Form 10-K

10(c)    Fleet Amended & Restated              Incorporated  by reference to
         Credit Facility Agreement             Exhibit 10(c) of the Company's
         dated September 30,1998               Quarterly Report on Form 10-Q for
                                               the quarter ended 9/30/98

10(d)   Deferred Compensation Plan             Incorporated by reference to
        and Deferred Bonus Plan                Exhibit 10(c) to the Company's
                                               Quarterly Report on Form 10-Q for
                                               the quarter ended 12/31/97

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

10(h)   Executive Officer Cash                 Incorporated by reference to
        Bonus Plan                             Exhibit 10(h)of the Company's
                                               1999 Annual Report on Form 10-K

10(i)   Executive employment                   Included as Exhibit 10(i) of this
        contract with Karl H.                  Quarterly Report on Form 10-Q
        Kostusiak

10(j)   Executive employment                   Included as Exhibit 10(j) of this
        contract with David B.                 Quarterly Report on Form 10-Q
        Lederer

10(k)   Stock Purchase Agreements              Incorporated by reference to
        with Karl H. Kostusiak and             Exhibit 10(n) of the Company's
        David B. Lederer                       1997 Annual Report on Form 10-K

11      Statement re: Computation              Included as Exhibit 11 of this
        of Per Share Earnings                  Quarterly Report on Form 10-Q

27      Financial Data Schedule                Included as Exhibit 27 of this
                                               Quarterly Report on Form 10-Q