Form 10-Q
period 1999-09-30
DETECTION SYSTEMS INC
filed 1999-11-15
CIK 28365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X No _____

As of November 8, 1999 there were outstanding 6,349,460 shares of the registrant's common stock, par value $.05 per share.

                          PART I FINANCIAL INFORMATION
                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      (in thousands, except per share data)

                                             Sept. 30, 1999    March 31, 1999
                                               (Unaudited)
Assets
Current assets:
Cash and cash equivalents                           $10,980           $ 4,414
Accounts receivable, less allowance for
  doubtful accounts ($1,052 and $1,006,
  respectively)                                      24,069            20,916
Inventories, net                                     30,034            37,762
Other current assets                                  3,673             3,249
                                                     ------            ------
                                                     68,756            66,341
Fixed assets, net                                    12,749            12,420
Goodwill and other intangibles                        9,540             9,381
Other assets                                          5,387             4,670
                                                     ------            ------
                                                    $96,432           $92,812
                                                     ======            ======
Liabilities
Current liabilities:

    Short term borrowings                           $ 1,546           $ 1,416
    Current portion of long term debt                 1,919               647
    Accounts payable                                  8,667             7,076
    Accrued payroll and benefits                      1,990             1,863
    Income taxes payable                              1,950             2,108
    Other current liabilities                         3,294             4,134
                                                     ------            ------
                                                     19,366            17,244

Other liabilities                                     2,689             2,645
Long term debt                                       15,733            17,179

Shareholders' equity:
   Common stock, par value $.05 per share;
   Authorized - 12,000 shares
   Issued - 6,578 shares and 6,555 shares,
   respectively                                         329               328
Capital in excess of par value                       45,081            45,073
Other accumulated comprehensive loss                   (305)             (310)
Retained earnings                                    17,369            14,447
                                                     ------            ------
                                                     62,474            59,538
Less - Treasury stock, at cost                       (3,786)           (3,780)
  Notes receivable for stock purchases                  (44)              (14)
                                                     ------            ------
                                                     58,644            55,744
                                                     ------            ------
                                                    $96,432           $92,812
                                                     ======            ======

                (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings (Unaudited)
                      (in thousands, except per share data)

For the Three Months Ended:                  Sept. 30, 1999    Sept. 30, 1998
                                             (Current Year)   (Preceding Year)
                                             --------------   ---------------
Net sales                                           $36,699           $35,455

Costs and expenses:

 Production                                          22,091            21,896
 Research and development                             2,617             1,956
 Marketing, administrative and general                9,297             9,209
                                                     ------            ------
Total costs and expenses                             34,005            33,061

Operating income                                      2,694             2,394
Other income (expense):
 Net interest expense                                  (267)             (363)
 Other expense                                          (31)              (20)
                                                     ------            ------
Income before income taxes                            2,396             2,011
Provision for income taxes                              895               781
                                                     ------            ------
Net income                                           $1,501           $ 1,230
Other comprehensive income:
 Foreign currency translation adjustment                 18               138
                                                     ------            ------
Total comprehensive income                            1,519             1,368

Retained earnings at beginning of period             15,868            10,808
Less: other comprehensive income                        (18)             (138)
                                                     ------            ------
Retained earnings at end of period                  $17,369           $12,038
                                                     ======            ======
Earnings per share

 Basic                                                $0.24             $0.19
                                                       ====              ====
 Diluted                                              $0.22             $0.18
                                                       ====              ====

                (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings (Unaudited)
                      (in thousands, except per share data)

For the Six Months Ended:                    Sept. 30, 1999    Sept. 30, 1998
                                             (Current Year)    Preceding Year)
                                             --------------   ---------------
Net sales                                           $71,465           $69,263

Costs and expenses:

 Production                                          43,055            42,934
 Research and development                             4,910             4,090
 Marketing, administrative and general               18,356            18,085
                                                     ------            ------
Total costs and expenses                             66,321            65,109

Operating income                                      5,144             4,154
Other income (expense)
 Net interest expense                                  (487)             (718)
 Other income (expense)                                   9               (62)
                                                     ------            ------
Income before income taxes                            4,666             3,374
Provision for income taxes                            1,744             1,312
                                                     ------            ------
Net income                                          $ 2,922           $ 2,062
Other comprehensive income:
 Foreign currency translation adjustment                  5                23
                                                     ------            ------
Total comprehensive income                            2,927             2,085

Retained earnings at beginning of period             14,447             9,976
Less: other comprehensive income                         (5)              (23)
                                                     ------            ------
Retained earnings at end of period                  $17,369           $12,038
                                                     ======            ======
Earnings per share

 Basic                                                $0.46             $0.33
                                                       ====              ====
 Diluted                                              $0.43             $0.30
                                                       ====              ====

               (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                            (in thousands of dollars)

For the Six Months Ended September 30,                       1999        1998
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 2,922      $2,062
                                                            -----       -----
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             1,450       1,829

Changes in assets and liabilities:
  Accounts receivable                                      (3,139)       (950)
  Inventories                                               7,833      (2,777)
  Accounts payable                                          1,391      (1,723)
  Accrued payroll and benefits                                117         223
  Other assets & liabilities                               (1,924)        110
                                                           ------      ------
  Total adjustments                                         5,728      (3,288)
                                                           ------      ------
  Net cash provided by (used in) operating activities       8,650      (1,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (1,416)     (1,584)
    Acquisition of businesses                                (601)       (473)
                                                           ------      ------
    Net cash used in investing activities                  (2,017)     (2,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                  130       3,322
    Principal payments on debt and
      capital lease obligations                              (174)     (1,372)
    Common stock transactions, net                            (28)        (91)
                                                            -----       -----
    Net cash (used in) provided by financing activities       (72)      1,859

Effect of exchange rates                                        5          23
                                                            -----       -----
Net increase (decrease) in cash and cash equivalents        6,566      (1,401)

Cash and cash equivalents, beginning of period              4,414       3,160
                                                            -----       -----
Cash and cash equivalents, end of period                  $10,980      $1,759
                                                            =====       =====
Cash paid during the period for:
    Interest                                              $   791      $  863
                                                              ===         ===
    Income taxes                                          $ 2,062      $  458
                                                            =====         ===

                (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

CASH FLOW STATEMENT - Non-cash transactions during the first quarter of fiscal 1999 consisted of the acquisition of certain businesses with shares of the Company's common stock. See Note 3.

NOTE 2.  INVENTORIES

Major classifications of inventory follow (in thousands):

                                             Sept. 30, 1999    March 31, 1999
                                             --------------    --------------
Component Parts                                     $10,419           $14,838
Work In Process                                       1,851             2,464
Finished Products                                    17,764            20,460
                                                     ------            ------
                                                    $30,034           $37,762
                                                     ======            ======

NOTE 3.  ACQUISITIONS

FISCAL 2000 ACQUISITIONS - During the second quarter ended September 30, 1999, the Company acquired all of the outstanding shares of Caetec S.r.l. ("Caetec") for approximately $700,000 in cash. Caetec is an Italian technology company with a new line of fire control products.

FISCAL 1999 ACQUISITIONS - In June 1998, the Company acquired all of the outstanding shares of Efsec AB ("Efsec") for approximately $1,250,000, comprised of cash and 28,161 shares of its common stock. Efsec is a Swedish distributor of electronic security equipment with annual net sales of approximately $3,000,000 prior to its acquisition.

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
                                              Three months          Six months
                                             ended Sept. 30,     ended Sept. 30,
                                              1999     1998        1999     1998
                                              ----     ----        ----     ----
Weighted average number of shares
  outstanding                                6,348    6,324       6,363    6,307

Shares associated with deferred
  compensation, option and warrant plans       490      515         476      523


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

NOTE 6 - GEOGRAPHIC INFORMATION

The Company's operating structure includes operating segments in the United States, Asia Pacific and Europe. Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial performance in the different regions. Segment profit or loss includes substabtially all of the segment's costs of production, distribution and administration. The Company magages incoms taxes on a global basis, thus, the Company evaluates segmment performance based on profit or loss before income taxes.

The following table presents net sales and income (loss) before income taxes of the company's domestic and foreign operations. Net sales and income (loss) before income taxes of the Ccompany's domestic operations include the impact of export sales. Inter-area sales are presented on a basis intended to reflect the market value of the products as nearly as possible.

For the three months ended September 30,               1999              1998
                                                       ----              ----
                                                           (in thousands)
Sales to unaffiliated customers

       United States operations                     $22,435           $22,730
       Asia Pacific operations                        6,686             5,022
       European operations                            7,578             7,703
                                                    -------           -------
                                                    $36,699           $35,455
                                                    =======           =======
Sales between affiliates

       United States operations                     $ 2,209           $ 2,377
       Asia Pacific operations                        8,642            11,585
       European operations                              131                36
                                                     ------            ------
                                                    $10,982           $13,998
                                                     ======            ======
Income (loss) before income taxes

       United States operations                     $ 1,109           $ 1,795
       Asia Pacific operations                        1,827               799
       European operations                             (393)              (57)
       Eliminations                                    (147)             (526)
                                                      -----             -----
                                                    $ 2,396           $ 2,011
                                                      =====             =====


For the six months ended September 30,                 1999              1998
                                                       ----              ----
                                                           (in thousands)
Sales to unaffiliated customers

       United States operations                     $43,657           $44,429
       Asia Pacific operations                       12,339             9,796
       European operations                           15,469            15,038
                                                    -------           -------
                                                    $71,465           $69,263
                                                    =======           =======
Sales between affiliates

       United States operations                     $ 4,471           $ 4,174
       Asia Pacific operations                       15,892            19,274
       European operations                              248               126
                                                     ------            ------
                                                    $20,611           $23,574
                                                     ======            ======
Income (loss) before income taxes

       United States operations                     $ 2,179           $ 3,071
       Asia Pacific operations                        2,701             1,524
       European operations                             (598)             (376)
       Eliminations                                     384              (845)
                                                      -----             -----
                                                    $ 4,666           $ 3,374
                                                      =====             =====

NOTE 7 - OTHER MATTERS

The Company's Board of Directors has authorized the repurchase of up to $10,000,000 of the Company's common stock.


                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a provider of security sensor devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its overall cost structure. The Company has since made ten acquisitions, opened six sales offices and established a manufacturing facility in Asia.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                                         FISCAL YEAR ENDED      THREE MONTHS      SIX MONTHS ENDED
                                             MARCH 31,            SEPT. 30,           SEPT. 30
                                            1999      1998      1999      1998      1999      1998
                                          ------    ------    ------    ------    ------    ------
Net sales                                  100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Costs and expenses:
 Production                                 61.7      65.6      60.2      61.7      60.2      62.0
 Research and development                    6.1       6.8       7.1       5.5       6.9       5.9
 Marketing, administrative
  and general                               25.9      23.8      25.4      26.0      25.7      26.1
                                          ------    ------    ------    ------    ------    ------
Operating income                             6.3       3.8       7.3       6.8       7.2       6.0

 Net interest expense                       (1.1)     (1.6)     (0.7)     (1.0)     (0.7)     (1.0)
 Other income (expense)                      0.1      (0.4)     (0.1)     (0.1)     --        (0.1)
                                          ------    ------    ------    ------    ------    ------
Income before income taxes                   5.3       1.8       6.5       5.7       6.5       4.9
Provision for income taxes                   2.1       0.7       2.4       2.2       2.4       1.9
                                          ------    ------    ------    ------    ------    ------
 Net income                                  3.2%      1.1%      4.1%      3.5%      4.1%      3.0%
                                          ======    ======    ======    ======    ======    ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      The Company's net sales increased 3.5% to $36,699,000 in the second quarter of fiscal 2000 from $35,455,000 in the comparable period in fiscal 1999. The net sales of acquired businesses accounted for $372,000 of this increase (See Note 3 to the Financial Statements) while sales from on-going operations accounted for $872,000. Net sales during this period by the Company's on-going operations have been favorably impacted compared to the year ago period by strong sales in the Asia-Pacific region, which increased 33.1%. Sales by on-going operations in the United States and European regions were consistent with the year ago period. Domestic sales continue to be affected by lower sales to one of the Company's major customers and by the acquisition of some of the Company's domestic customers by other businesses which are not standardized on the Company's products.

      Production expenses increased 0.1% to $22,091,000 in the fiscal 2000 period from $21,896,000 in the comparable period in fiscal 1999. As a percentage of net sales, production expenses decreased to 60.2% in the fiscal 2000 period compared to 61.7% in the comparable period in fiscal 1999. The decrease in production expenses as a percentage of net sales was primarily due to improvements in the Company's manufacturing cost structure.

      Research and development expenses increased 33.8% to $2,617,000 in the fiscal 2000 period from $1,956,000 in the comparable period in fiscal 1999. As a percentage of net sales, research and development expenses increased to 7.1% in the fiscal 2000 period from 5.5% in the comparable period in 1999. The increase in research and development expenses in aggregate and as a percentage of net sales is primarily attributable to headcount increases to support the Company's research and development efforts.

      Marketing, administrative and general expenses increased 0.1% to $9,297,000 in the fiscal 2000 period from $9,209,000 in the comparable period in fiscal 1999. As a percentage of net sales, marketing, administrative and general expenses decreased to 25.4% in the fiscal 2000 period from 26.0% in the comparable period in fiscal 1999. The increase in marketing, administrative and general expenses is attributable to headcount increases as well as expenditures associated with the opening of offices in Spain and Argentina during the quarter.

      Net interest expense decreased to $267,000 in the fiscal 2000 period from $363,000 in the comparable period in 1999, as borrowings outstanding were lower during the current period.

      The Company's effective income tax rate for the fiscal 2000 period was 37.4% compared to 38.8% for the comparable period in fiscal 1999.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

      The Company's net sales increased 3.2% to $71,465,000 in the fiscal 2000 period from $69,263,000 in the comparable period in fiscal 1999. The net sales of acquired businesses accounted for $922,000 of this increase (See Note 3 to the Financial Statements) while sales from on-going operations accounted for $1,280,000 in the fiscal 2000 period. Net sales during this period by the Company's on-going operations have been favorably impacted compared to the year ago period by strong sales in the Asia-Pacific region, which increased 26.0%. Sales by on-going operations in the United State and European regions were consistent with the year ago period. Domestic sales continue to be affected by lower sales to one of the Company's major customers and by the acquisition of some of the Company's domestic customers by other businesses which are not standardized on the Company's products.

      Production expenses increased 0.3% to $43,055,000 in the fiscal 2000 period from $42,934,000 in the comparable period in fiscal 1999. As a percentage of net sales, production expenses decreased to 60.2% in the fiscal 2000 period compared to 62.0% in the comparable period in 1999. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to changes in product mix and improvements in the Company's manufacturing cost structure.

      Research and development expenses increased 20.0% to $4,910,000 in the fiscal 2000 period from $4,090,000 in the comparable period in fiscal 1999. As a percentage of net sales, research and development expenses increased to 6.9% in the fiscal 2000 period from 5.9% in the comparable period in 1999. The increase in research and development expenses in aggregate and as a percentage of net sales is primarily attributable to headcount increases to support the Company's research and development efforts.

      Marketing, administrative and general expenses increased 1.5% to $18,356,000 in the fiscal 2000 period from $18,085,000 in the comparable period in fiscal 1999. The year ago period included a $400,000 restructuring charge. Excluding the impact of this charge, marketing, administrative and general expenses increased 3.8%. Approximately $400,000 of this increase relates to the acquisition of Efsec and Alarm Center (See Note 3 to the Financial Statements). The remaining increase is attributable to the addition of personnel to the sales and marketing departments. As a percentage of net sales, marketing, administrative and general expenses decreased to 25.7% in the fiscal 2000 period from 26.1% in the comparable period in fiscal 1999.

      Net interest expense decreased to $487,000 in the fiscal 2000 period from $718,000 in the comparable period in 1999, as borrowings outstanding were lower during the current period.

      The Company's effective income tax rate for the fiscal 2000 period was 37.4% compared to 38.9% for the comparable period in fiscal 1999.

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

      SIX MONTHS ENDED SEPTEMBER 30, 1999. During the six months ended September 30, 1999, the Company's operating activities provided $8,650,000 of operating cash flow. Net income, depreciation and amortization provided $4,372,000. A decrease in inventories provided $7,833,000. An increase in accounts receivable used $3,139,000, while an increase in accounts payable provided $1,391,000. Other account changes used $1,807,000 of operating cash flow.

      During the six months ended September 30, 1999, cash used for investing activities was $2,017,000 and was utilized for the acquisition of Caetec and for capital expenditures.

      During the six months ended September 30, 1999, cash used by financing activities was $72,000, primarily representing principal repayments of debt.

      CAPITAL RESOURCES. On September 30, 1999, the Company had cash balances of $10,980,000. On that date, the Company had a $17,000,000 revolving credit facility that was not drawn. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization, and matures on July 31, 2000.

      The Company expects to continue to pursue expansion and/or acquisition opportunities and the development of new products and markets. Significant expenditures will also include continued research and development investment in detection, control and communication projects. The Company also plans to continue its efforts to market its products internationally.

      The Company's Board of Directors has authorized the repurchase of up to $10,000,000 of the Company's common stock.

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

      Products. The Company places a high priority on ensuring its products are year 2000 ready. The Company has completed its review of all products that are manufactured domestically and at its Asia manufacturing facility as well as products purchased for resale by its domestic businesses. The Company believes these products to be year 2000 compliant. The Company is completing its assessment of year 2000 compatibility of products manufactured and purchased for resale at its other foreign subsidiaries. The Company does not expect significant issues with year 2000 readiness of product sold by its foreign subsidiaries as products sold by the Company generally do not use date information for calculations or comparisons.

      Manufacturing. Some of the tools and equipment (hardware and software) used to develop and manufacture the Company's products are date-sensitive. The Company believes that the date-sensitive tools and equipment used by it to manufacture products are now year 2000 compliant. As a result the Company does not expect significant interruption to its manufacturing capabilities because of the failure of tools and/or equipment.

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

      Logistics. Of importance to the Company for year 2000 is the readiness of suppliers and the products the Company procures from suppliers as well as customers and service providers. The Company has a comprehensive program to identify and obtain year 2000 information from its critical suppliers, customers and service providers. This program includes awareness letters, questionnaires, and a review of year 2000 web-sites. The Company has mailed a questionnaire to substantially all suppliers, customers and service providers regarding year 2000 readiness. Responses are currently being received and evaluated and no significant issues have been noted as of the date of this report. If a supplier, customer or service provider is of concern regarding year 2000 readiness, the Company will develop contingency plans to minimize the year 2000 risk.

      The Company estimates that its aggregate costs for year 2000 activities from 1997 through 2000 will be approximately $1,000,000. External costs incurred through September 30, 1999 were approximately $920,000 and related primarily to computer hardware and software. It is anticipated that the remaining year 2000 costs will relate to computer software, computer hardware and consulting fees. The Company does not separately track internal costs relating to the year 2000 and they are not included in the Company's estimate of year 2000 costs. These costs do not include estimates for potential litigation, which at the present time is not viewed as a significant risk. The Company reviews and updates data for costs incurred and forecasted costs each quarter. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but some outside the Company's control.

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

      For additional information regarding the risks associated with the Company's compliance with year 2000, see "Risk Factors-Year 2000" in Item 1 of the Company's Form 10-K for the year ended March 31, 1999 which is incorporated herein by reference thereto.

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

Item 5.       Other Information

                  None

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

                                       DETECTION SYSTEMS, INC.
                                       Registrant

DATE:    November 15, 1999             By: /s/ Karl H. Kostusiak
                                       Karl H. Kostusiak, President

                                       By: /s/ Frank J. Ryan
                                       Frank J. Ryan, Vice President,
                                       Secretary and Treasurer
                                        (Principal Financial Officer)

                                       By: /s/ Christopher P. Gerace
                                       Christopher P. Gerace
                                       Vice President & Chief Accounting Officer
                                        (Principal Accounting Officer)

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

10(e)          1992 Restated Stock Option     Incorporated by reference to
               Plan                           Exhibit 22 of the Company's 1995
                                              Annual Report on Form 10-K

10(f)          1997 Stock Option Plan, as     Incorporated by reference to the
               amended                        Company's Proxy Statement on Form
                                              DEF 14A filed on 7/8/99

10(g)          Non-Employee Director Stock    Incorporated by reference to
               Option Plan                    Exhibit B of the Company's Proxy
                                              Form DEF 14A filed 7/8/99

10(h)          Executive Officer Cash         Incorporated by reference to
               Bonus Plan                     Exhibit 10(h) of the Company's
                                              1999 Annual Report on Form 10-K

10(i)          Executive employment           Incorporated by reference to
               contract with Karl H.          Exhibit 10(i)of the Company's
               Kostusiak                      Quarterly Report on Form 10-Q for
                                              the quarter ended 6/30/99

10(j)          Executive employment           Incorporated by reference to
               contract with David B.         Exhibit 10(j)of the Company's
               Lederer                        Quarterly Report on Form 10-Q for
                                              the quarter ended 6/30/99

10(k)          Stock Purchase Agreements      Incorporated by reference to
               with Karl H. Kostusiak and     Exhibit 10(l) of the Company's
               David B. Lederer               1997 Annual Report on Form 10-K

11             Computation of Per Share       Included as Exhibit 11 of this
               Earnings Statement             Quarterly Report on Form 10-Q

27             Financial Data Schedule        Included as Exhibit 27 of this