Form 10-Q
period 1999-12-31
DETECTION SYSTEMS INC
filed 2000-02-14
CIK 28365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1999

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

                         ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of February 10, 2000 there were outstanding 6,343,024 shares of the registrant's common stock, par value $.05 per share.


                          PART I FINANCIAL INFORMATION
                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                Dec. 31, 1999   March 31, 1999
                                                  (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                $  9,397      $  4,414
Accounts receivable, less allowance for
  doubtful accounts ($1,063 and $1,006,
  respectively)                                            24,520        20,916
Inventories, net                                           32,480        37,762
Other current assets                                        4,017         3,249
                                                         --------      --------
                                                           70,414        66,341
Fixed assets, net                                          12,654        12,420
Goodwill and other intangibles                              9,231         9,381
Other assets                                                5,763         4,670
                                                         --------      --------
                                                         $ 98,062      $ 92,812
                                                         ========      ========
Liabilities
Current liabilities:
   Short term borrowings                                 $  1,665      $  1,416
   Current portion of long term debt                        2,554           647
   Accounts payable                                         9,823         7,076
   Accrued payroll and benefits                             1,749         1,863
   Income taxes payable                                     2,474         2,108
   Other current liabilities                                2,865         4,134
                                                         --------      --------
                                                           21,130        17,244

Other liabilities                                           2,701         2,645
Long term debt                                             15,002        17,179

Shareholders' equity:
  Common stock, par value $.05 per share;
   Authorized - 12,000 shares
   Issued - 6,578 shares and 6,562 shares,
   respectively                                               329           328
Capital in excess of par value                             44,955        45,073
Other accumulated comprehensive loss                         (430)         (310)
Retained earnings                                          18,524        14,447
                                                         --------      --------
                                                           63,378        59,538
Less - Treasury stock, at cost                             (4,104)       (3,780)
  Notes receivable for stock purchases                        (45)          (14)
                                                         --------      --------
                                                           59,229        55,744
                                                         --------      --------
                                                         $ 98,062      $ 92,812
                                                         ========      ========

               (See accompanying notes to financial statements)


                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings (Unaudited)
                      (in thousands, except per share data)

For the Three Months Ended:                    Dec. 31, 1999      Dec. 31, 1998
                                                (Current Year)  (Preceding Year)
                                              --------------     ---------------
Net sales                                          $ 36,333           $ 34,201

Costs and expenses:
 Production                                          21,722             21,054
 Research and development                             2,710              2,106
 Marketing, administrative and general                9,606              8,807
                                                   --------           --------
Total costs and expenses                             34,038             31,967

Operating income                                      2,295              2,234
Other income (expense):
 Net interest expense                                  (298)              (403)
 Other (expense) income                                (151)               182
                                                   --------           --------
Income before income taxes                            1,846              2,013
Provision for income taxes                              691                782
                                                   --------           --------
Net income                                         $  1,155           $  1,231
Other comprehensive income (loss):
 Foreign currency translation adjustment               (125)              (234)
                                                   --------           --------
Total comprehensive income                            1,030                997

Retained earnings at beginning of period             17,369             12,038
Less: other comprehensive income                        125                234
                                                   --------           --------
Retained earnings at end of period                 $ 18,524           $ 13,269
                                                   ========           ========
Earnings per share
 Basic                                             $   0.18           $   0.19
                                                   ========           ========
 Diluted                                           $   0.17           $   0.18
                                                   ========           ========

               (See accompanying notes to financial statements)


                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings (Unaudited)
                      (in thousands, except per share data)

For the Nine Months Ended:                  Dec. 31, 1999         Dec. 31, 1998
                                            (Current Year)      (Preceding Year)
                                                ---------             ---------
Net sales                                       $ 107,798             $ 103,464

Costs and expenses:
 Production                                        64,777                63,988
 Research and development                           7,620                 6,196
 Marketing, administrative and general             27,962                26,892
                                                ---------             ---------
Total costs and expenses                          100,359                97,076

Operating income                                    7,439                 6,388
Other income (expense)
 Net interest expense                                (785)               (1,121)
 Other (expense) income                              (142)                  120
                                                ---------             ---------
Income before income taxes                          6,512                 5,387
Provision for income taxes                          2,435                 2,094
                                                ---------             ---------
Net income                                      $   4,077             $   3,293
Other comprehensive income (loss):
 Foreign currency translation adjustment             (120)                 (211)
                                                ---------             ---------
Total comprehensive income                          3,957                 3,082

Retained earnings at beginning of period           14,447                 9,976
Less: other comprehensive income                      120                   211
                                                ---------             ---------
Retained earnings at end of period              $  18,524             $  13,269
                                                =========             =========
Earnings per share
 Basic                                          $    0.64             $    0.52
                                                =========             =========
 Diluted                                        $    0.60             $    0.48
                                                =========             =========

               (See accompanying notes to financial statements)

                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                            (in thousands of dollars)

For the Nine Months Ended December 31,                         1999        1998
                                                               ----        ----
Cash flows from operating activities:
Net income                                                   $ 4,077    $ 3,293
                                                             -------    -------
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                2,418      2,807

Changes in assets and liabilities:
  Accounts receivable                                         (3,518)     1,535
  Inventories                                                  5,388     (2,917)
  Accounts payable                                             2,546     (2,420)
  Accrued payroll and benefits                                  (126)        49
  Other assets & liabilities                                  (2,462)       116
                                                             -------    -------
  Total adjustments                                            4,246       (830)
                                                             -------    -------
   Net cash provided by operating activities                   8,323      2,463

Cash flows from investing activities:
   Capital expenditures                                       (2,206)    (2,250)
   Acquisition of businesses                                    (521)      (505)
                                                             -------    -------
   Net cash used in investing activities                      (2,727)    (2,755)

Cash flows from financing activities:
   Proceeds from borrowings                                      249      1,443
   Principal payments on debt and
    capital lease obligations                                   (270)    (1,666)
   Common stock transactions, net                                 77         46
   Repurchases of common stock                                  (549)        --
                                                             -------    -------
   Net cash used in financing activities                        (493)      (177)

Effect of exchange rates                                        (120)      (211)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents           4,983       (680)

Cash and cash equivalents, beginning of period                 4,414      3,160
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 9,397    $ 2,480
                                                             =======    =======
Cash paid during the period for:
   Interest                                                  $ 1,159    $ 1,311
                                                             =======    =======
   Income taxes                                              $ 2,626    $   614
                                                             =======    =======

               (See accompanying notes to financial statements)


                    DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

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

NOTE 2.  INVENTORIES

Major classifications of inventory follow (in thousands):

                                    Dec. 31, 1999           March 31, 1999
                                   --------------           --------------
Component Parts                           $11,507                  $14,838
Work In Process                             2,468                    2,464
Finished Products                          18,505                   20,460
                                           ------                   ------
                                          $32,480                  $37,762
                                           ======                   ======

NOTE 3.  ACQUISITIONS

Fiscal 2000 Acquisitions - During the second quarter ended September 30, 1999, the Company acquired all of the outstanding shares of Caetec S.r.l. ("Caetec") for approximately $700,000 in cash. Caetec is an Italian technology company with a line of fire control products.

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

                                                 Three months     Nine months
                                                ended Dec. 31,   ended Dec. 31,

                                                1999     1998     1999    1998
                                                ----     ----     ----    ----
Weighted average number of shares
outstanding                                    6,269    6,328    6,346    6313

Shares associated with deferred
  compensation, option and warrant plans         489      504      473     513

NOTE 5 - RESTRUCTURING

The Company recorded a restructuring charge of approximately $400,000 during the first quarter of fiscal 1999 for severance costs related to the termination of employees at the Fairport, New York and Southall, England facilities. The charge has been included in the results from continuing operations and had a material impact on operating results in the first quarter of 1999. This restructuring program was substantially completed during the third quarter of fiscal 2000.

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



For the Three Months Ended December 31,             1999            1998
                                                    ----            ----
                                                       (in thousands)
Sales to unaffiliated customers
     United States operations                   $ 20,808         $ 20,762
     Asia Pacific operations                       6,744            5,393
     European operations                           8,781            8,046
                                                 -------          -------
                                                $ 36,333         $ 34,201
                                                 =======          =======
Sales between affiliates
     United States operations                   $  1,810         $  1,928
     Asia Pacific operations                       8,218            9,875
     European operations                             111               58
                                                  ------           ------
                                                $ 10,139         $ 11,861
                                                  ======           ======
Income (loss) before income taxes
     United States operations                   $  1,946         $  1,395
     Asia Pacific operations                         449            1,468
     European Operations                            (550)            (866)
     Eliminations                                      1               16
                                                   -----            -----
                                                $  1,846         $  2,013
                                                   =====            =====


For the Nine Months Ended December 31,              1999            1998
                                                    ----            ----
                                                     (in thousands)
Sales to unaffiliated customers
     United States operations                   $ 64,465         $ 65,191
     Asia Pacific operations                      19,083           15,189
     European operations                          24,250           23,084
                                                 -------          -------
                                                $107,798         $103,464
                                                 =======          =======
Sales between affiliates
     United States operations                   $  6,281         $  6,102
     Asia Pacific operations                      24,111           29,149
     European operations                             359              184
                                                  ------           ------
                                                $ 30,751         $ 35,435
                                                  ======           ======
Income (loss) before income taxes
     United States operations                   $  4,125         $  4,466
     Asia Pacific operations                       3,150            2,992
     European Operations                          (1,148)          (1,242)
     Eliminations                                    385             (829)
                                                   -----            -----
                                                $  6,512         $  5,387
                                                   =====            =====

NOTE 7 - OTHER MATTERS

The Company's Board of Directors has authorized the repurchase of up to $10,000,000 of the Company's common stock. As of December 31, 1999 the Company had purchased 59,500 shares of common stock for approximately $549,000.


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

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                               Fiscal Year      Three Months       Nine Months
                             Ended March 31,   Ended Dec. 31,     Ended Dec. 31
                              1999     1998     1999     1998     1999     1998
                              ----     ----     ----     ----     ----     ----
Net sales                    100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Costs and expenses:
 Production                   61.7     65.6     59.8     61.6     60.1     61.8
 Research and development      6.1      6.8      7.5      6.2      7.1      6.0
 Marketing, administrative
  and general                 25.9     23.8     26.4     25.7     25.9     26.0
                              ----     ----     ----     ----     ----     ----
Operating income               6.3      3.8      6.3      6.5      6.9      6.2

 Net interest expense         (1.1)    (1.6)    (0.8)    (1.1)    (0.7)    (1.1)
 Other income (expense)        0.1     (0.4)    (0.4)     0.5     (0.1)     0.1
                              ----     ----     ----     ----     ----     ----
Income before income taxes     5.3      1.8      5.1      5.9      6.1      5.2
Provision for income taxes     2.1      0.7      1.9      2.3      2.3      2.0
                              ----     ----     ----     ----     ----     ----
 Net income                    3.2%     1.1%     3.2%     3.6%     3.8%     3.2%
                               ===      ===      ===      ===      ===      ===

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

    The Company's net sales increased 6.2% to $36,333,000 in the third quarter of fiscal 2000 from $34,201,000 in the comparable period in fiscal 1999. Net sales during the current year period have been favorably impacted compared to the year ago period by strong sales in the Asia-Pacific region, which increased 25.1% and by sales in the European region, which increased 9.1%. Sales by operations in the United States were consistent with the year ago period. Domestic sales continue to be affected by lower sales to certain major customers and by the acquisition of some of the Company's domestic customers by other businesses which are not standardized on the Company's products.

    Production expenses increased 3.2% to $21,722,000 in the fiscal 2000 period from $21,054,000 in the comparable period in fiscal 1999. As a percentage of net sales, production expenses decreased to 59.8% in the fiscal 2000 period compared to 61.6% in the comparable period in fiscal 1999. The decrease in production expenses as a percentage of net sales was primarily due to changes in product mix and to improvements in the Company's manufacturing cost structure.

    Research and development expenses increased 28.7% to $2,710,000 in the fiscal 2000 period from $2,106,000 in the comparable period in fiscal 1999. As a percentage of net sales, research and development expenses increased to 7.5% in the fiscal 2000 period from 6.2% in the comparable period in 1999. The increase in research and development expenses in aggregate and as a percentage of net sales is primarily attributable to headcount increases to support the Company's research and development efforts.

    Marketing, administrative and general expenses increased 9.1% to $9,606,000 in the fiscal 2000 period from $8,807,000 in the comparable period in fiscal 1999. As a percentage of net sales, marketing, administrative and general expenses increased to 26.4% in the fiscal 2000 period from 25.7% in the comparable period in fiscal 1999. The increase in marketing, administrative and general expenses is attributable to headcount increases as well as expenditures associated with the opening of offices in Spain and Argentina during the second quarter of fiscal 2000.

    Net interest expense decreased to $298,000 in the fiscal 2000 period from $403,000 in the comparable period in 1999, as outstanding borrowings, net of cash invested, were lower during the current period.

    The Company's effective income tax rate for the fiscal 2000 period was 37.4% compared to 38.8% for the comparable period in fiscal 1999.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

    The Company's net sales increased 4.2% to $107,798,000 in the fiscal 2000 period from $103,464,000 in the comparable period in fiscal 1999. Net sales during this period have been favorably impacted compared to the year ago period by strong sales in the Asia-Pacific region, which increased 25.6% and by sales in the European region, which increased 5.1%. Sales in the United States were consistent with the year ago period. Domestic sales continue to be affected by lower sales to certain major customers and by the acquisition of some of the Company's domestic customers by other businesses which are not standardized on the Company's products.

    Production expenses increased 1.2% to $64,777,000 in the fiscal 2000 period from $63,988,000 in the comparable period in fiscal 1999. As a percentage of net sales, production expenses decreased to 60.1% in the fiscal 2000 period compared to 61.8% in the comparable period in 1999. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to changes in product mix and improvements in the Company's manufacturing cost structure.

    Research and development expenses increased 23.0% to $7,620,000 in the fiscal 2000 period from $6,196,000 in the comparable period in fiscal 1999. As a percentage of net sales, research and development expenses increased to 7.1% in the fiscal 2000 period from 6.0% in the comparable period in 1999. The increase in research and development expenses in aggregate and as a percentage of net sales is primarily attributable to headcount increases to support the Company's research and development efforts.

    Marketing, administrative and general expenses increased 4.0% to $27,962,000 in the fiscal 2000 period from $26,892,000 in the comparable period in fiscal 1999. The year ago period included a $400,000 restructuring charge. Excluding the impact of this charge, marketing, administrative and general expenses increased 5.5%. Approximately $771,000 of this increase relates to the acquisition of Efsec, Alarm Center and Caetec (See Note 3 to the Financial Statements) as well as the start up of businesses in Norway, Spain and Argentina subsequent to the third quarter of fiscal 1999. The remaining increase is attributable to the addition of personnel to the sales and marketing departments. As a percentage of net sales, marketing, administrative and general expenses decreased to 25.9% in the fiscal 2000 period from 26.0% in the comparable period in fiscal 1999.

    Net interest expense decreased to $785,000 in the fiscal 2000 period from $1,121,000 in the comparable period in 1999, as outstanding borrowings, net of cash invested, were lower during the current period.

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

    Nine Months Ended December 31, 1999. During the nine months ended December 31, 1999, the Company's operating activities provided $8,323,000 of operating cash flow. Net income, depreciation and amortization provided $6,495,000. A decrease in inventories provided $5,388,000. An increase in accounts receivable used $3,518,000, while an increase in accounts payable provided $2,546,000. Other account changes used $2,588,000 of operating cash flow.

    During the nine months ended December 31, 1999, cash used for investing activities was $2,727,000 and was utilized for the acquisition of Caetec and for capital expenditures.

    During the nine months ended December 31, 1999, cash used by financing activities was $493,000, primarily representing repurchases of the Company's common stock.

    Capital Resources. On December 31, 1999, the Company had cash balances of $9,397,000. On that date, the Company had a $17,000,000 revolving credit facility that was not drawn. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization, and matures on July 31, 2000.

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

    Year 2000 Issues. The Company has appointed a team to assess the impact of the year 2000 on its information systems, products, and business. This team includes two members of senior management and is lead by the Vice President of Operations. To ensure year 2000 compliance, the Company established specific categories to be reviewed. Since January 1, 2000 the Company's mission critical internal computer systems have continued to operate without exception and the Company is not aware of product difficulties at any of our customer sites; however, the Company continues to monitor potential year 2000 issues.

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

                                    DETECTION SYSTEMS, INC.

                                   Registrant

DATE: February 14, 2000             By: /s/ Karl H. Kostusiak
                                    Karl H. Kostusiak, President

                                    By: /s/ Frank J. Ryan
                                    Frank J. Ryan, Vice President,
                                    Secretary and Treasurer

                                      (Principal Financial Officer)

                                    By: /s/ Christopher P. Gerace
                                    Christopher P. Gerace
                                    Vice President & Chief Accounting Officer

                                      (Principal Accounting Officer)


                                  EXHIBIT INDEX

Item
No.                  Exhibits                          Location

3(a)       Detection Systems, Inc.       Incorporated by reference to
           Certificate of                Exhibit 3(a) of the Company's
           Incorporation as amended      Quarterly Report on Form 10-Q for

                                         the quarter ended 9/30/99

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

                                         the quarter ended 9/30/98

10(d)      Deferred Compensation Plan    Incorporated by reference to
           and Deferred Bonus Plan       Exhibit 10(c) of the Company's

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

10(j)      Executive employment          Incorporated by reference to
           contract with David B.        Exhibit 10(j)of the Company's
           Lederer                       Quarterly Report on Form 10-Q for

                                         the quarter ended 6/30/99

10(k)      Stock Purchase Agreements     Incorporated by reference to
           with Karl H. Kostusiak and    Exhibit 10(l) of the Company's 1997
           David B. Lederer              Annual Report on Form 10-K

11         Computation of Per Share      Included as Exhibit 11 of this
           Earnings Statement            Quarterly Report on Form 10-Q

27         Financial Data Schedule       Included as Exhibit 27 of this
                                         Quarterly Report on Form 10-Q