Form 10-K405
period 2000-03-31
DETECTION SYSTEMS INC
filed 2000-06-29
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO fee required]

     For the fiscal year ended: March 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of June 2 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $53,800,000. On this date the aggregate market value of all voting stock was approximately $60,392,000.

As of June 2 there were outstanding 6,364,000 shares of the registrant's common stock, par value $.05 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2000 Annual Meeting of Shareholders -- See Part III of this Form 10-K Annual Report for portions incorporated by reference.

PART I

ITEM l.  BUSINESS

GENERAL

The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a niche provider of intrusion detection devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its overall cost structure. The Company has since made ten acquisitions, opened six sales offices and established a manufacturing facility in Asia. These initiatives have enabled the Company to expand its product catalog and market reach and to increase its net sales from $34,336,000 in fiscal 1995 to $141,917,880 in fiscal 2000.

The Company manufactures system components for sale to electronic protection installation and service companies, distributors and other equipment manufacturers either as individual components or, increasingly, bundled with other compatible components to form an integrated system for a specific customer's application. The Company is not engaged in the installation or monitoring aspects of the industry. The Company now offers products in all four of the principal categories of the electronic protection equipment market: security, fire, access control and CCTV.

ACQUISITIONS

The scale and product scope of the Company has increased as a result of its acquisitions, beginning with the February 1996 acquisition of Radionics, Inc. ("Radionics"). These acquisitions have also helped the Company broaden its catalog and expand its domestic and international distribution network. A summary of the Company's ten acquisitions is as follows:

RADIONICS. In February 1996 the Company acquired all of the outstanding stock of Radionics. Radionics had annual net sales of approximately $45,000,000 prior to its acquisition. This acquisition gave the Company access to Radionics' network of over 1,000 dealers. Radionics had a number of advanced products and models under development which have subsequently been completed by the Company and used as the base for further product line expansion.

SENSES. In July 1996 the Company acquired certain assets of Senses International, Inc. ("Senses"), a manufacturer of long-range wireless alarm transmission equipment marketed under the name "Safecom." Senses had annual net sales of approximately $2,000,000 prior to its acquisition. The Senses product has been integrated into the Radionics product line. This enables Radionics to offer secure wireless alarm signaling capabilities.

DA SYSTEMS. In May 1997 the Company acquired all of the outstanding stock of Digital Audio Ltd. ("DA Systems"), a British manufacturer of security control equipment with annual net sales of approximately $10,800,000 prior to its acquisition. DA Systems provides the Company with a line of controls and communication devices approved for sale in the U.K.

SERIEE. In June 1997, the Company acquired 99.5% of the outstanding stock of Seriee S.A. ("Seriee"). Seriee is a French manufacturer of electronic control and communications equipment with annual net sales of approximately $6,300,000 prior to its acquisition. Like the U.K., France has unique design requirements and this acquisition provides the Company with a line of French-approved control panels and a distribution network of eight offices located throughout France. Prior to its acquisition, Seriee was a distributor for certain Company products.

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

CAETEC. During the second quarter ended September 30, 1999, the Company acquired all of the outstanding shares of Caetec S.r.l. ("Caetec") for approximately $700,000 in cash. Caetec is an Italian technology company with a line of fire control products.

PRODUCT LINE

The Company produces and distributes a wide variety of electronic protection equipment, offering a single source of products to the professional installers who provide custom systems for different types of buildings and protection requirements.

The Company continues to expand its product line through internal research and development activities, acquisition of companies with desired technologies and partnerships with businesses that have technological capabilities that complement the Company's internal capabilities.

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

The Company offers detectors which use a number of different technological approaches for sensing the existence of an intrusion or other alarm condition, including: passive infrared body heat detection, combination passive infrared and microwave detection ("dual detectors"), combination passive infrared and camera, photoelectric beam interruption, acoustic glass break detection, vibration detection, and magnetic contacts,

These different types of detectors are needed for different types of applications in commercial and mid- to high-end residential security systems and complement each other in their system applications and the types of environments in which they function best. Many alarm systems incorporate several different types of detectors to maximize the effectiveness of the system.

Detectors can communicate with an alarm system's control equipment on a wired or wireless basis or on a combined or "hybrid" basis (where the detector communicates via wireless transmission to a peripheral device which is wired to the control equipment). The Company offers detectors which are used in each of these types of systems.

The information that detectors communicate to the control equipment ranges from a simple communication that an alarm event has occurred to, in a multiplex system, the identity of the detector sensing the alarm condition, the nature of the alarm condition and diagnostic information about the detector.

Control Equipment. The control components of a security system manage all the functions of the system and provide the link between the system's detectors and communication equipment. The Company markets control products under various brand names, including: Radionics, Detection Systems, Abacus, EDM and Seriee. The Company's control products include control panels which collect, interpret and transmit the signals from the detectors as well as arming stations which are used to program certain features of the system and to arm and disarm it. The Company's control and communication product offerings were expanded in 1996 by its acquisition of Radionics, which is well known in the industry for its alarm control and communication equipment.

The Company's security control product line includes products that are used in all three types of systems installed by security professionals. Conventional security systems include wired, wireless and hybrid (combination wired and wireless) systems and communicate on which zone of detectors an alarm condition exists. In the next level, multiplex systems, each sensor is addressable, which means that the specific identity of the device and the location of the alarm condition is reported. At the highest level, the Company's advanced multiplex systems feature the capacity to report back addressable test, diagnostic and alarm condition information, assuring that the system is working properly, and to report whether a detector has been tampered with.

The Company has a wide range of control panels, ranging from four-zone panels which can operate four detection device circuits, to 246-zone fully integrated security, fire and access control panel which can operate a combination of up to 246 intrusion detection, smoke detection and access control circuits and devices.

Communications Equipment. The Company offers a broad line of communications equipment, ranging from Radionics' central station receiving equipment, which performs the function of receiving alarm signals from multiple sources, to transmission equipment capable of accessing telephone lines, as well as some of the alternative communication technologies which are commercially available. One of these technologies is BellSouth's Cellemetry(r) data service, which permits wireless transmission of alarm signals to a central station using existing cellular networks. Another is the ARDIS radio network, which offers a more secure alternative to telephone lines as the means for contacting a central monitoring station, and ultimately the police or fire department. A third is LAN/WAN interface, which allows communications over private data networks or the Internet.

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

Integrated Systems.   The Company has introduced several products that
combine control and communication functionality in order to improve the operating efficiency of electronic protection systems that encompass multiple remote locations. These products allow end-users to send and accept security system data over local-area or wide-area networks or the Internet using TCP/IP protocol. They also enable end-users to control many aspects of individual security systems installed at remote locations from one central location and can integrate with CCTV and five alarm systems. These products use an open-architecture format, so they can be used to control the Company's equipment as well as competitors' equipment.

Security Escort. The Company's Security Escort product is a multiple user help-call, man down or asset tracking system which allows a user to alert appropriate security personnel as to the location, name or other special data of a protected individual or asset by using transmitters of various sizes and shapes. Security Escort systems may be enabled to permit a user to trigger a strobe and sound a siren as well. The primary components of a Security Escort system are a central command station which is monitored by security personnel, a Microsoft Windows-based system software package, transceivers, receivers and individual transmitters. This system uses a digital micro-cellular architecture which accommodates up to 16 million individual user ID codes.

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

The Company offers fire detection products under the brand names Detection Systems, Radionics and Caetec. The Company's fire detection product line, which includes products for both residential and commercial applications, features detection components, dedicated control panels, communication equipment and notification devices.

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

Control Equipment. As described above, many of the Company's control panels operate both security and fire alarm systems; however, some of the Company's control panels are designed exclusively for operating fire alarm systems.
The Company originally entered the fire detection business as an extension of the security products line by providing fire detection features and accessories through the security control panel. The Company has since expanded its product offerings in the United States through the release of a new line of fire control equipment and in Europe through the acquisition of a company that specializes in developing fire control equipment.

Communication Equipment. The technologies the Company's products provide for communicating fire alarm signals are the same as those provided by its security alarm communications equipment.

Notification Devices. The Company distributes a full range of notification devices such as strobes, horns and sirens which fully comply with the Americans with Disabilities Act. These products are distributed under the Company's name.

Access Control Products

Electronic access control systems consist of equipment that can identify an authorized individual and permit that person to enter a restricted area. While intrusion control products protect the property when no one is on-site, access control products protect the property while it is occupied.

Access control systems can be used on stand-alone basis or they can be fully integrated with Radionics panels. Stand-alone systems offered by the Company can control a virtually unlimited number of users and doors. The Company's integrated access control systems can control up to eight doors and 1,000 users. The Company distributes access control products on an OEM basis under the brand names Readykey(r), Easikey(r), DS Entry and Radionics. Access control products sold by the Company include control systems, card readers, cards and detector accessories.

CCTV Products

CCTV is a system of relaying video and audio signals from a camera to a monitor or a recording device. The term CCTV refers to a closed-circuit system sending signals to select receivers as opposed to a system broadcasting signals to the general public. The Company distributes CCTV products and offers its own CCTV products on an OEM basis as well as under the brand names Radionics Vision and DS Vision primarily in Belgium and China and very recently in the U.S.

These products consist of cameras, monitors, recorders, control units and other accessories. The Company distributes color and black-and-white as well as both high and low resolution cameras and monitors. Certain product distributed under the Radionics Vision brand name includes digital video capabilities. This enables users to view and control cameras live from any remote location. It also allows users to view stored images or video files, or transport these files into e-mail messages, all from remote locations.

MARKETING

The Company's primary customers are: (i) national and regional installation and service companies; (ii) national distributors; and (iii) original equipment manufacturers. The Company has a sales force of approximately 143 representatives of which 41 are domestic and 102 are international. The Company's products are installed in industrial, commercial, institutional and residential buildings, in both new and upgraded system installations.

Domestically, large regional and national accounts are supported directly by regional sales and service managers. The Company's sales managers provide technical support to customers regarding system design, installation and service. The Company also conducts regular training programs for its customers as well as technical seminars at national and regional trade shows. A call to the Company's toll-free sales number typically results in same-day shipment of most standard products from one of two warehouses. To support the on-site installer or service person, toll-free lines connect directly to the Technical Service Department.

The Company markets the Security Escort multiple user help-call system in North America and in Australia. While the system was initially designed for the protection of individuals on college and university campuses, it is suitable for many other applications and is now used in apartment complexes, condominiums, retirement communities, hospitals, correctional facilities, governmental facilities and manufacturing facilities.

The Company markets cctv products primarily in Belgium and China and is rolling out an integrated line of CCTV products for the U.S. Market.

COMPETITION

The markets in which the Company operates are highly competitive. The Company's competitors include manufacturers of security and fire alarm equipment from all over the world. The Company believes its two major competitors are Honeywell and Interlogix. In addition, the Company may face competition from new entrants into these markets and increased competition from existing competitors. A number of the Company's competitors have substantially greater financial and other resources than the Company. In many cases the Company's smaller competitors are concentrated in one market niche in the electronic protection industry, allowing them to concentrate their resources in that niche.

The Company competes on the basis of providing superior value to customers with respect to both products and services. When selecting electronic security equipment, professional installation and service companies consider the breadth of products offered by manufacturers and distributors, product performance and reliability, as well as the incorporation of advanced technological features such as superior signal processing, automatic testing, efficiency of delivery, ease of installation and service, sales and technical support services and price. There can be no assurance that the Company's products and services will continue to be competitive and accepted by the market in the future.

MANUFACTURING

The Company designs its products and prepares specifications for the component parts used in its products. The Company purchases certain components from outside sources and then assembles them into finished products.

The Company has manufacturing facilities in Fairport, New York; Zhuhai, China; Slough, England; Lille, France and Sydney, Australia. The Company is ISO 9002 certified at its Fairport and Zhuhai locations.

The majority of the Company's manufacturing is now conducted in its China facility. These manufacturing operations, which commenced during fiscal 1996, are conducted in a 70,000 square foot manufacturing facility in Zhuhai, People's Republic of China. This facility is being expanded to 120,000 square feet. The expansion is expected to be completed in August, 2000. The Company has completed the transfer of most of the manufacturing of DA Systems products to the China facility. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's restructuring actions.
For further information concerning the Company's manufacturing operations in China, see Sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Statements."

INTELLECTUAL PROPERTY

The Company has obtained over 55 patents related to its products. While the Company obtains patents as appropriate and considers certain of its patents valuable, it does not believe any one of them by itself is crucial to the successful conduct of its business. The Company relies on a combination of patents, licenses, trademark registrations, copyrights and confidentiality agreements to protect its intellectual property.

RESEARCH AND DEVELOPMENT

The Company has continually placed significant emphasis on research and development activities through internal efforts and partnering arrangements with third parties. The acquisitions of Radionics, Safecom, DA Systems, Seriee, EDM and Caetec have provided additional technologies to those it already possessed. It is the Company's intent to continue with its development efforts to keep pace with technological advances in the electronic protection industries by either further internal efforts, additional acquisitions, or partnering arrangements. The Company expended approximately $10,503,000, $8,507,000 and $8,579,000 on research and development activities during 2000, 1999 and 1998, respectively.

BACKLOG

Backlog is not significant in the business of the Company. In general, orders are processed from inventory on a relatively current basis. It is the Company's goal to maintain four weeks of finished goods inventory for all products in order to meet customer requirements.

YEAR 2000 ISSUES

The Company has implemented the necessary changes related to Year 2000 issues. Since January 1, 2000 the Company's mission critical internal computer systems have continued to operate without exception and the Company is not aware of product difficulties at any of our customer sites; however, the Company continues to monitor potential year 2000 issues. See discussion regarding Year 2000 in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUPPLIERS

The Company purchases raw materials, components and certain finished goods worldwide from numerous suppliers. The majority of these materials are generally available from more than one supplier. However, certain components needed by the Company can be obtained only from a limited number of suppliers, the shortage of which could adversely impact production and/or sale of certain equipment by the Company.

REGULATION

Many of the Company's products require approval by the Federal Communications Commission (FCC) before they can be marketed in the United States. In addition, commercial acceptance of the Company's products is typically dependent on the listing of such products by Underwriters Laboratories ("UL"). The Company has successfully obtained desired approvals and listings of its products in the past; however, it cannot predict whether it will obtain approvals for future products or whether requirements relating to the Company's current or future products might change. Internationally there are equivalent approval requirements and risks. See section entitled "Risk Factors."

A number of municipalities in the United States have enacted or are considering enacting legislation which penalizes false alarms which trigger responses by police or fire departments. The Company is unable to quantify the effects such legislation may have on the security and fire protection markets as a whole, or on the Company.

Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, and are not expected to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

As of March 31, 2000, the Company directly or indirectly employed approximately 1,200 persons worldwide. Included in this total are 475 persons at the China manufacturing facility. None of the Company's employees are represented by a collective bargaining organization, and the Company's management believes employee relations are good.

RISK FACTORS

Impact and Risks of Acquisitions

Between February 1996 and July 1999 the Company made ten acquisitions:
Radionics, DA Systems, Senses, Seriee, RAS, Security Supplies, EDM, Efsec, Alarm Center and Caetec. Part of the Company's growth strategy is to expand its product catalog, technologies and markets through additional acquisitions. Integration of the operations, management and business information systems of those acquisitions is ongoing. There can be no assurance that the Company will be able to successfully integrate the operations and management of its recent acquisitions or that the Company will be able to consummate or, if consummated, successfully integrate the operations, management and business information systems of future acquisitions. Acquisitions involve several significant risks, including but not limited to risks associated with: (i) the diversion of management's attention to the assimilation of the acquired businesses; (ii) the ability of the acquired businesses to maintain the quality of products and services that the acquired businesses have historically provided; (iii) the need to integrate financial and other systems with those of the Company and the difficulty of achieving adequate internal and financial control and timely reporting; (iv) the loss of key employees of the acquired businesses after the acquisition; (v) unforeseen liabilities of the acquired business; (vi) the dilutive effect of the issuance of additional equity securities; (vii) the incurrence of additional debt as part of such acquisitions or to fund the operations of the acquired business; and (viii) the amortization of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting. In addition, certain of the businesses acquired by the Company have been unprofitable and there can be no assurance that they can be made profitable. There can be no assurance that future acquisition opportunities will become available, that future acquisitions can be consummated on favorable terms or that such acquisitions will contribute to the Company's profitability. The Company continues to investigate and consider acquisition opportunities.

Management of Growth

The Company's growth through acquisitions, expansion and related consolidation resulted in financial and manufacturing system weaknesses and resource constraints during prior years. The Company has made substantial improvements to its financial controls and enhanced its manufacturing information systems in continuing efforts to keep pace with its expanded and more complex operations. Despite the Company's continuing efforts to improve its financial controls and management information systems, no assurance can be given that such weaknesses will not reoccur in the future. In the event of such reoccurrence the Company's inability to manage growth and the related consolidation effectively could have adverse effects on the Company's results of operations, financial condition and financial reporting information.

Risks Associated with International Operations

The China factory is dependent on the local Chinese government for personnel, factory space and utilities as well as all other municipal services. See "Business-Manufacturing." The Company believes that its relationship with the local Chinese government is good, however, any future deterioration of such relationship could have a material adverse effect on the Company's results of operations. One aspect of the Company's business strategy is to increase the sale of its products in international markets. The Company's international operations give rise to political and economic uncertainties relating to, among other things, U.S. and foreign trade restrictions; foreign government stability; risk of re-negotiation or modification of existing agreements or arrangements with governmental authorities; foreign economic or political instability; shipping costs and delays; tariffs; export controls; government regulation; patent and trademark availability, protection and registration; foreign exchange restrictions which limit the repatriation of investments and earnings therefrom; changes in taxation or international tax treaties; military action and other hostilities or confiscation of property. While the United States imposes quotas and duties on selected imported products, there are currently no U.S. quotas on the Company's products.

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

Dependence on Significant Customers and Industry Consolidation

The success of the Company depends on the business it conducts with a limited number of significant customers. One customer is also a significant competitor of the Company across many of its product lines and purchases the Company's products to incorporate them into its products and systems. The Company has had long-standing relationships with most of its significant customers; however, it generally does not have supply contracts with them and they may unilaterally reduce or discontinue their purchases without penalty. The Company's loss of (or failure to retain a significant amount of business with) any of these customers for any reason, including merger with or acquisition by another business, could have a material adverse effect on the Company. The Company believes that its acquisitions, its international marketing initiatives and its increased use of distributors may help reduce the potential impact of sales fluctuations associated with the Company's largest customers. During fiscal 2000, sales to the Company's two largest customers accounted for 15.7% (Honeywell) and 1.2% of net sales, respectively. In 1999, sales to the Company's two largest customers accounted for 11.3% (Pittway) and 4.6% of net sales, respectively. During 1998, sales to the Company's two largest customers accounted for 9.9%% and 6.6% of net sales, respectively. See Note 9 to the Consolidated Financial Statements found in Exhibit 13 of this Form 10-K for more detailed information about sales to significant customers.

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

Litigation

The Company and certain officers and directors have been named defendants in several lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering and certain of the Company's public filings in 1997 and early 1998. For additional information regarding these lawsuits and associated risk factors, see Item 3 of this Form 10-K--Legal Proceedings, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the Consolidated Financial Statements, which are incorporated herein by reference.

Year 2000

The Company has implemented the necessary changes related to Year 2000 issues. For additional information regarding Year 2000, see Item 7 of this Form 10-K--Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Anti-takeover & Change in Control Provisions

The Company maintains employment and consulting agreements with two executive officers which provide that upon the occurrence of certain events following a change in control, the Company may be required to: (a) pay the equivalent of three years compensation, (b) fund a trust, escrow account, or similar vehicle with assets sufficient to pay a retirement benefit (commencing at age 69) equal to 60% of the executive's base salary, and benefits, and (c) make non-compete payments for the period between a change in control and age 69 equal to approximately 60% of the executive's base salary, and benefits. All non-compete and retirement benefit payments cease if the officers compete with the Company. See Exhibit 10(i)-Executive Employment Contract with Karl H. Kostusiak and Exhibit 10(j)-Executive Employment Contract with David B. Lederer. The shares beneficially owned by the Company's executive officers and directors and the compensation payable to certain officers following a change in control may have the effect of discouraging persons from pursuing a non-negotiated takeover of the Company and preventing certain changes of control.

In February 2000, the Company adopted certain amendments to its By-laws that may deter, discourage or make more difficult the assumption of control of the Company by another person through a tender offer, merger, proxy contest or similar transaction. The Company's By-laws, as amended, limit the manner in which shareholders may bring matters before shareholder meetings and nominate directors for election to the Company's Board of Directors. Shareholders must generally provide a specified form of notice regarding any such matter or nomination to the Company's Secretary within 90 to 120 days of an annual meeting. Additionally, the amended By-laws no longer permit a special shareholder meeting to be called by majority shareholder vote.

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

Radionics' product configuration and general office operations are conducted at its 78,000 square foot facility located in Salinas, California, the lease on which expires in June 1, 2004.

Detection Systems (HK) Ltd. ("DS Hong Kong"), a subsidiary of the Company, has a sub-contracting agreement with the local government of Zhuhai, China which runs through June 2005. The agreement requires the government to arrange for a factory, personnel and utilities and for DS Hong Kong to furnish manufacturing equipment, raw materials and management services. Pursuant to this agreement DS Hong Kong pays a fee, production expenses and makes payments to the workers at the facility. The subcontractor is currently expanding the facility from 70,000 to 120,000 square feet. The expansion is expected to be completed in August, 2000.

DS-Australia, a subsidiary of the Company, has a three-year lease for 15,500 square feet of manufacturing and office space from the former principal of EDM which expires January 20, 2001.

ITEM 3. Legal Proceedings.

The Company and certain officers and directors have been named defendants in several class-action lawsuits alleging violations of federal securities laws relating to the Company's September 1997 public offering and certain of the Company's public filings in 1997 and early 1998. The underwriters of the public offering have also been named as defendants in three of these class actions. The actions allege that the Company, certain of its officers and directors and the underwriters made or are responsible for alleged misstatements and omissions in various press releases and public filings concerning the Company's business and financial condition. In March, 2000, the Company reached an agreement in principle to settle the consolidated shareholder class action suits. See Note 10 to the Consolidated Financial Statements, which is incorporated herein by reference.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fourth quarter ending March 31, 2000.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: DETC. On June 2,2000 the closing price, as reported by The Nasdaq Stock Market, was $9.500 per share, and the number of shareholders was approximately 3,700. Certain information regarding the price range of the Company's Common Stock (quarterly high and low) is presented below:


PRICE RANGE OF COMMON STOCK

The quarterly high and low bid of the Company's common stock during the past two years (in dollars):

Fiscal Year Commencing April 1, 2000                  High              Low
                                                       ---              ---
  First quarter (through June 2, 2000)              $10.750             8.750

Fiscal Year Ended March 31, 2000
  Fourth quarter                                     13.000             9.438
  Third quarter                                      10.438             8.750
  Second quarter                                     10.500             7.813
  First quarter                                       9.125             7.125

Fiscal Year Ended March 31, 1999
  Fourth quarter                                    $10.500            $8.000
  Third quarter                                      11.875             8.625
  Second quarter                                     10.500             8.125
  First quarter                                      12.125             8.813

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


ITEM 6. Selected Financial Data.

Unaudited interim quarterly results for the Company over the past two years were as follows (in thousands, except per share data):

Fiscal Year Ending                               NET    EARNINGS (LOSS)
                            NET    GROSS      INCOME      PER SHARE
March 31,                 SALES   MARGIN      (LOSS)    BASIC   DILUTED
---------                ------  -------     -------   ------   -------
2000                                (Unaudited)

Fourth quarter**        $34,120  $13,360      $(609)   $(0.10)   $(0.10)
Third quarter            36,333   14,611      1,155      0.18      0.17
Second quarter           36,699   14,608      1,501      0.24      0.22
First quarter            34,766   13,802      1,421      0.22      0.21

1999
Fourth quarter          $34,581  $13,406     $1,178     $0.19     $0.17
Third quarter            34,201   13,147      1,231      0.19      0.18
Second quarter           35,455   13,559      1,230      0.19      0.18
First quarter*           33,808   12,770        832      0.13      0.12

*Includes charges relating to restructuring actions. See Note 10 to the Consolidated Financial Statements of this Form 10-K, which is incorporated herein by reference.

**Includes charge relating to litigation settlement in March 2000. See Note 10 to the Consolidated Financial Statements of this Form 10-K, which is incorporated herein by reference.

The Company's five year summary of operations is presented below. See the discussion of acquisitions in "Business--Acquisitions" (in thousands, except per share data):

Year Ended March 31, ......       2000       1999       1998     1997      1996
                              ========   ========   ========  ========  =======
Net sales .................   $141,918   $138,045   $126,343  $101,251  $41,858
Income (loss) before taxes       5,585      7,307      2,337     5,250  (10,665)
Provision (benefit) for tax      2,117      2,836        955     1,525   (2,810)
Net income (loss) .........      3,468      4,471      1,382     3,725   (7,855)

AT YEAR END
Current assets ............   $ 68,720   $ 66,341   $ 68,520  $ 50,501  $28,426
Current liabilities .......     17,591     17,244     23,576    19,434   12,714
Working capital ...........     51,129     49,097     44,944    31,067   15,712
Total assets ..............     95,618     92,812     94,044    68,276   45,897
Long term debt ............     16,595     17,179     16,549    28,086   17,936
Shareholders' equity ......     58,464     55,744     51,264    17,831   11,569
Number of employees .......      1,200      1,100      1,100       744      595
Number of shareholders ....      3,700      4,400      4,400     4,000    3,200

PER SHARE AMOUNTS
Net income (loss)-basic ...   $   0.55   $   0.71   $   0.25  $   0.85$   (1.87)
Net income (loss)-diluted .       0.51       0.65       0.24      0.76    (1.87)
Shareholders' equity ......       9.13       8.80       8.15      3.99     2.75

RATIOS/PERCENTAGES
Gross profit / sales ..........   39.7%      38.3%      33.6%     35.9%   33.2 %
Pre-tax profit (loss) / sales .    3.9%       5.3%       1.9%      5.2%  (25.5)%
Net income (loss) / sales .....    2.4%       3.2%       1.1%      3.7%   (8.8)%
Current ratio .................    3.9%       3.8%       2.9%      2.6%    2.2 %


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications, offering products primarily for the commercial and mid- to high-end residential portions of the market. From its founding in 1968 until 1995, the Company was primarily a provider of security sensor devices for the domestic market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its overall cost structure. Since then, the Company has made ten acquisitions, opened six sales offices and established a manufacturing facility in Asia. These initiatives have enabled the Company to significantly expand its product catalog and market reach and to increase its net sales from $34,336,000 in fiscal 1995 to $141,918,000 in fiscal 2000.

During fiscal 1996 through 2000, the Company completed ten acquisitions: (i) the purchase in February 1996 of Radionics of California, which had annual net sales of approximately $45,000,000, (ii) the purchase in July 1996 of certain assets of Senses of California, which had annual net sales of approximately $2,000,000, (iii) the purchase in May 1997 of DA Systems of the United Kingdom, which had annual net sales of approximately $10,800,000, (iv) the purchase in June 1997 of Seriee of France, which had annual net sales of approximately $6,300,000,(v) the purchase in June 1997 of RAS of Belgium, which had annual net sales of approximately $9,900,000, (vi) the purchase in November 1997 of Security Supplies of New Zealand, which had annual net sales of approximately $800,000, (vii) the purchase in January 1998 of EDM of Australia, which had annual net sales of approximately $4,600,000, (viii) the purchase in June 1998 of Efsec of Sweden, which had annual net sales of approximately $3,000,000, (ix) the purchase in June 1998 of Alarm Center of Hungary, which had annual net sales of approximately $500,000 and (x) the purchase in July 1999 of Caetec, an Italian technology company with a line of fire control products. These acquisitions have served both to broaden the Company's product lines and to increase its international presence. These acquisitions impact the comparability of financial information for fiscal years 1999 and 1998.

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


Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

Fiscal Year Ended March 31,                    2000       1999       1998
                                               ====       ====       ====
Net sales                                     100.0%     100.0%     100.0%
Costs and expenses:
  Production                                   60.3       61.7       65.6
  Research and development                      7.4        6.1        6.8
  Marketing, administrative & general          26.3       25.9       23.8
  Litigation                                    1.0         -          -
                                               ----       ----       ----
Operating income                                5.1        6.3        3.8

Net interest expense                           (0.8)      (1.1)      (1.6)
Other income (expense)                         (0.4)       0.1       (0.4)
                                                ---        ---        ---
Income before income taxes                      3.9        5.3        1.8
Provision for income taxes                      1.5        2.1        0.7
                                                ---        ---        ---
Net income                                      2.4%       3.2%       1.1%
                                                ===        ===        ===

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

The Company's net sales increased 2.8% to $141,918,000 in fiscal 2000 from $138,045,000 in fiscal 1999. Net sales during the current period were favorably impacted compared to the prior year period by increased sales of fire, access control and CCTV products. This was offset, in part, by the continued impact of lower sales to one of the Company's major domestic customers and by the acquisition of several of the Company's domestic customers by other businesses who are not standardized on the Company's products. See Note 9 to the Consolidated Financial Statements for information regarding the Company's sales by geographic region and to significant customers.

Production expenses increased 0.4% to $85,537,000 in fiscal 2000 from $85,163,000 in fiscal 1999. As a percentage of net sales, production expenses decreased to 60.3% from 61.7%. The increase in production expenses was primarily due to a corresponding increase in the Company's net sales. The decrease in production expenses as a percentage of net sales was primarily due to improvements in the Company's manufacturing cost structure and changes in product mix.

Research and development expenses increased 23.5% to $10,503,000 in fiscal 2000 from $8,507,000 in fiscal 1999. As a percent of net sales, research and development expenses increased to 7.4% in fiscal 2000 from 6.1% in fiscal 1999. The increase in research and development expenses in the aggregate and as a percentage of net sales is primarily attributable to personnel increases to support the Company's technology initiatives.

Marketing, administrative and general expenses increased 4.4% to $37,315,000 in fiscal 2000 from $35,727,000 in fiscal 1999. As a percentage of net sales, marketing, administrative and general expenses increased to 26.3% in fiscal 2000 from 25.9% in fiscal 1999. The increase in marketing, administrative and general expenses in the aggregate and as a percentage of net sales was primarily due to additional headcount to support the expansion of our market reach and relocation of the Company's U.K. office

In March, 2000, the Company reached an agreement in principle to settle the shareholder class action suit. The settlement is subject to certain conditions, including court approval. The Company recorded a one-time charge of $1.4 million during the fourth quarter ending March 31, 2000, for settlement costs not covered by insurance.

Included in other income (expense) are losses from fluctuations in currency exchange rates of approximately $874,000, compared to a gain of approximately $140,000 in the prior year. The Company does not currently hedge foreign exchange risk.

Net interest expense decreased $414,000 to $1,090,000 in fiscal 2000 from $1,504,000 in fiscal 1999. The decrease was primarily due to lower borrowings outstanding. During fiscal 2000 approximately $574,000 of debt was repaid with cash generated from operations.

The Company's effective income tax rate for fiscal 2000 was 37.9% compared to an effective rate of 38.8% in fiscal 1999.

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

The Company's net sales increased 9.3% to $138,045,000 in fiscal 1999 from $126,343,000 in fiscal 1998. The net sales of acquired businesses accounted for $9,496,000 of this increase, while sales from the company's on-going businesses accounted for approximately $2,206,000. Net sales during 1999 by the Company's on-going operations were favorably impacted compared to the prior year by increased sales of security sensors and controls as well as CCTV products. This was offset, in part, by the impact of lower sales to one of the Company's major domestic customers and by the acquisition of several of the Company's domestic customers by other businesses who are not standardized on the Company's products. See Note 9 to the Consolidated Financial Statements for information regarding the Company's sales by geographic region and to significant customers.

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

Research and development expenses decreased 0.8% to $8,507,000 in fiscal 1999 from $8,579,000 in fiscal 1998. As a percent of net sales, research and development expenses decreased to 6.1% in fiscal 1999 from 6.8% in fiscal 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to the acquisition of redistributor businesses during fiscal 1999 and 1998 which have sales but do not incur significant research and development expenditures.

Marketing, administrative and general expenses increased 18.9% to $35,727,000 in fiscal 1999 from $30,039,000 in fiscal 1998. As a percentage of net sales, marketing, administrative and general expenses increased to 25.9% in fiscal 1999 from 23.8% in fiscal 1998. The increase in marketing, administrative and general expenses in the aggregate and as a percentage of net sales was primarily due to the acquisition of redistributor businesses in fiscal 1999 and a full year of ownership of redistributor businesses acquired during fiscal 1998. Redistributor businesses typically have higher marketing, administrative and general expenses associated with product redistribution than do businesses with manufacturing operations.

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

Liquidity and Capital Resources

The Company considers liquidity to be its ability to meet its long- and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated by the Company's operating activities and cash reserves. Since then, the Company's growth strategy has required external sources of financing to satisfy its liquidity needs.

During fiscal 2000, the Company's operating activities provided $9,787,000 of operating cash flow. Net income, depreciation and amortization provided $7,314,000. A decrease in inventories provided $5,274,000. An increase in accounts payable provided $2,238,000. An increase in accounts receivable used $1,503,000 and other account changes used $3,536,000 of operating cash flow.

During fiscal 2000, cash used in investing activities was $4,002,000. This related to the acquisition of Caetec and capital expenditures.

During fiscal 2000, cash used in financing activities was $2,015,000, primarily representing repurchases of treasury shares and principal repayments of debt.

Pursuant to the terms of the Company's debt agreements, the Company has certain ratios and covenants to maintain with respect to such items as working capital, funded debt and fixed charges. Failure to comply with these guidelines constitutes a default and permits the lenders to cause the obligations to become currently due. On March 31, 2000, the Company was in compliance with all covenants and requirements under the terms of the borrowing agreements.

The Company's Board of Directors has authorized the repurchase of up to $10,000,000 of the Company's common stock. As of March 31, 2000, the Company had purchased 86,500 shares of common stock for approximately $807,000.

The Company maintains employment contracts that could require payments in the event of a change in control. See Item 1 of this Form 10-K--Anti-takeover and Change in Control Provisions, which is incorporated herein by reference.

Capital Resources. On March 31, 2000, the Company had cash balances of $7,799,000. On that date, the Company had a $17,000,000 revolving credit facility that was not drawn. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization, and matures on July 31, 2000. During May 2000, the Company and its primary lender agreed to consolidate the term loan and line of credit into a three year, $35,000,000 revolving line of credit. This facility will require interest only payments through June
2003. Principal and interest payments will be required from June 2003 through May 2007.

The Company expects to continue its pursuit of acquisitions and the development of new products and markets. Significant expenditures will also include continued research and development investment in detection, control and communication projects. The Company also plans to continue its efforts to market its products internationally.

The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 2001.

Year 2000 Issues. The Company has implemented the necessary changes related to year 2000 issues. Since January 1, 2000, the Company's mission critical internal computer systems have continued to operate without exception and the Company is not aware of product difficulties at any of our customer sites.

Euro Conversion. The Company is continuing to assess the potential impact that may result from the euro conversion in a number of areas, including the following: (1) accounting and tax; (2) management information systems required to accommodate euro-denominated transactions; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts. At this time, the Company does not anticipate any significant impact resulting from the conversion.

Dividend Policy. The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy not to pay cash dividends.

Inflation. During fiscal 2000, 1999 and 1998, inflation did not have a significant impact on the Company's business, or results of operations.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The officers of the Company are as follows:

Name and Age                  Position, Offices Held and Year Appointed
------------                  -----------------------------------------
Karl H. Kostusiak (61)        CEO & President (1968)

David B. Lederer (60)         Executive Vice President (1968)

George E. Behlke (43)         Vice President, Operations & GM Asia (1995)

Frank J. Ryan (46)            Vice President, Secretary and Treasurer (1982)

Christopher P. Gerace (32)    Vice President, Chief Accounting Officer (1999)

Jeffrey M. Swan (35)          Vice President, Engineering (1999)

Each officer is elected to serve until the first meeting of the Board of Directors held after the next annual meeting of shareholders and until his successor is elected and has qualified. There is no family relationship between any of the above officers.

Messrs. Kostusiak and Lederer have been President and Executive Vice President of the Company since it was formed in 1968. Effective April 1, 1998, Mr. Lederer reduced his involvement to half time and served as Vice President, Business Development. In April, 2000, Mr. Lederer returned to full time status as Executive Vice President. Mr. Ryan has been employed by the Company in various financial positions since 1980 and was promoted to Vice President in 1989. Mr. Behlke has been employed by the Company in various engineering positions since 1977 and was promoted to Vice President in May 1995. Mr. Gerace has been employed by the Company as Chief Accounting Officer since 1997 and was promoted to Vice President in June 1999. Prior to working for the Company Mr. Gerace was with the Audit and Business Advisory Services Group of Price Waterhouse, LLP. Mr. Swan has been employed by the Company in various engineering positions since 1992 and was promoted to Vice President in June, 1999.

The Company's Proxy Statement for the 2000 Annual Meeting of Shareholders contains the other information required by Item 10 of Form 10-K. That information is incorporated by reference in this Form 10-K.

ITEM 11. Executive Compensation.

The "Executive Compensation" section of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders contains the information required by Item 11, and is incorporated by reference in this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The Company has stock purchase agreements with Messrs. Kostusiak and Lederer which could in the future result in a change of control of the registrant. These agreements are included in Exhibit 10 in this Form 10-K.

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders contains the information required by Item 12, and is incorporated by reference in this Form 10-K.

ITEM 13. Certain Relationships and Related Transactions.

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders contains the information required by Item 13, and is incorporated by reference in this Form 10-K.


PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:
                                                                         Page
                                                                        ------
     (1) Consolidated Financial Statements:
         Report of Independent Accountants................................31
         Consolidated Balance Sheet.......................................32
         Consolidated Statement of Operations and Retained Earnings.......33
         Consolidated Statement of Cash Flows.............................34
         Notes to Consolidated Financial Statements.......................35

     (2) Consolidated Financial Statement Schedule V-Valuation
            and Qualifying Accounts.......................................30

         Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3) See Exhibit index beginning on page 25 of this Form 10-K.

(b) There were no Form 8-K filings during the last quarter of the period covered by this report.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ............                        DETECTION SYSTEMS, INC.
      ............                        (Registrant)



Date:  June 29, 2000                      By: /s/ Karl H. Kostusiak
      ............                        Karl H. Kostusiak
      ............                        President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                        Date
---------                        -----                        -----

/s/ Karl H. Kostusiak            CEO, President and Director  June 29, 2000
Karl H. Kostusiak                (Principal Executive
                                 Officer)

/s/ Frank J. Ryan                Vice President               June 29, 2000
Frank J. Ryan                    Secretary/Treasurer
                                 (Principal Financial
                                 Officer)

/s/ Christopher P. Gerace        Vice President               June 29, 2000
Christopher P. Gerace            Chief Accounting Officer
                                 (Principal Accounting
                                 Officer)

Donald R. Adair                  Director

Mortimer B. Fuller, III          Director

David B. Lederer                 Executive Vice President &
                                 Director

Edward C. McIrvine               Director

By: /s/ Karl H. Kostusiak        Attorney-in-Fact             June 29, 2000
Karl H. Kostusiak



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

10(e)      1992 Restated Stock Option    Incorporated by reference to
           Plan                          Exhibit 22 of the Company's 1995
                                         Annual Report on Form 10-K

10(f)      1997 Stock Option Plan        Incorporated by reference to
                                         Exhibit A of the Company's Definitive
                                         Proxy Form DEF 14A filed on 7/8/99

10(g)      Non-Employee Director Stock   Incorporated by reference to
           Option Plan                   Exhibit B of the Company's
                                         Definitive Proxy Form DEF 14A
                                         filed 7/8/99

10(h)      Executive Officer Cash        Incorporated by reference to the
           Bonus Plan                    Company's 1999 Annual Report on
                                         Form 10-K

10(i)      Executive employment          Incorporated by reference to
           contract with Karl H.         Exhibit 10(i) of the Company's
           Kostusiak                     Quarterly Report on Form 10-Q for
                                         the quarter ended 6/30/99

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

11         Statement re: Computation     Included as Exhibit 11 of this
           of Per Share Earnings         Annual Report on Form 10-K

13         Excerpts from Annual Report   Included as Exhibit 13 of this
           to Security Holders           Annual Report on Form 10-K

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