Form 10-K405/A
period 2000-03-31
DETECTION SYSTEMS INC
filed 2000-07-31
CIK 28365

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1
                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]   Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 [No fee required]
      For the fiscal year ended: March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from          to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of July 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $53,268,402. On this date the aggregate market value of all voting stock was approximately $59,786,398.

As of July 24, 2000, 6,334,647 shares of the registrant's common stock, par value $.05 per share were outstanding.

Documents incorporated by reference: None.


      Detection Systems, Inc. hereby amends the Form 10-K for the fiscal year ended March 31, 2000 filed with the Commission on June 29, 2000 by deleting the text of Part III from such Form in its entirety and substituting the following text.


PART III

Item 10.    Directors and Executive Officers of the Registrant

                       Directors and Executive Officers

      Following are the names, ages and business experience during the past 5 years of the Company's directors and executive officers. Except as described in the sections entitled "Executive Agreements" and "Retirement Benefits" under Item 11, no director or executive officer has entered into any agreement or understanding with any person respecting any future employment by the Company or its affiliates.

      Donald R. Adair, age 56, has been a director of the Company since
1991. He is a principal of Adair Law Firm, which was established in 1988 and focuses on serving businesses in Rochester, New York. Mr. Adair is also a director of Stone Construction Equipment, Inc., in Honeoye, New York, and Victor Insulators, Inc. in Victor, New York.

      Mortimer B. Fuller III, age 58, has served as director of the Company since 1990. Since 1977, Mr. Fuller, has been Chairman and CEO of Genessee & Wyoming, Inc., which owns and operates shortline railroads and provides related services to railroads and shippers.

      Karl H. Kostusiak, age 61, is a founder of the Company and has served as the Chief Executive Officer and President of the Company since its establishment in 1968. He has been a director of the Company since 1968 and also serves as Chairman of the Board.

      David B. Lederer, age 60, is also a founder of the Company and served as the Company's Executive Vice President from 1968 until April 1998. In April 1998, he reduced his employment to half-time and served as Vice President, Business Development until April 2000, when he returned to his prior full-time position as Executive Vice President.

      Edward C. McIrvine, age 66, has been a director of the Company since 1981. Since 1987, he has been a self-employed research and development management consultant and, from 1987 through 1991, he served as Dean of the College of Graphic Arts and Photography at the Rochester Institute of Technology in Rochester, New York.

      George E. Behlke, age 42, has been the Company's Vice President of Operations since April 1998 and also assumed responsibilities as the Company's General Manager, Asia in May 2000. Mr. Behlke was also Vice President of Engineering from May 1995 to June 1999 and Engineering Manager from 1984 to April 1995.

      Christopher P. Gerace, age 32, has been the Company's Chief Accounting Officer since 1997, and was also promoted to Vice President in 1999. Mr. Gerace was employed by the accounting firm of Price Waterhouse, LLP from 1989 to 1997.
      Frank J. Ryan, age 46, has been the Company's Vice President, Secretary and Treasurer since 1988.

      Jeffrey M. Swan, age 35, has been Vice President of Engineering since June 1999. Mr. Swan has been employed by the Company in various engineering positions since 1992.

               Compliance with Section 16(a) of the Exchange Act

      To the Company's knowledge, based solely on review of Forms 3, 4 and 5 filed pursuant to the Securities Exchange Act of 1934, as amended, and amendments thereto, all Section 16(a) filing requirements applicable to the officers, directors and other principal shareholders of the Company were complied with during the fiscal year 2000.
Item 11.  Executive Compensation

                          Summary Compensation Table

      The following table sets forth information with respect to the compensation of the Company's Chief Executive Officer and four other most highly-compensated executive officers serving at the end of the fiscal year 2000 for services in all capacities to the Company for the fiscal years 1998, 1999 and 2000.

                            Annual                      Long-Term
                            Compensation                Compensation
--------------------------------------------------------------------------------

                                               Other    Securities  All
Name and                                       Annual   Underlying  Other
Principal         Fiscal     Salary    Bonus   Compen-  Underlying  Compensa-
Position            Year        ($)      ($)   sation      Options  tion
                                               ($)(1)          (#)  ($)(3)
--------------------------------------------------------------------------------

Karl H. Kostusiak   2000    333,795       0    68,138          0    4,859
Chairman and CEO    1999    325,714  89,740     --(2)          0    5,816
                    1998    240,504       0    35,814     20,000    2,640
--------------------------------------------------------------------------------

George E. Behlke    2000    146,393       0     --(2)      5,000    2,686
Vice President,     1999    141,116  21,538     --(2)     15,000    2,554
Operations &        1998    114,324       0     --(2)     10,000    2,734
General Manager,
Asia
--------------------------------------------------------------------------------

David B. Lederer    2000    133,522       0    33,824          0    3,011
Executive Vice      1999    124,352     474    32,003          0    3,100
President           1998    192,418       0    32,865     10,000    2,525
--------------------------------------------------------------------------------

Frank J. Ryan       2000    130,702       0     --(2)      2,000    2,386
Vice President,     1999    130,701  14,358     --(2)          0    2,492
Secretary &         1998    113,788       0    13,874      5,000    2,616
Treasurer
--------------------------------------------------------------------------------

Christopher P.      2000    102,403       0     --(2)     10,000    1,913
Gerace, Vice        1999     88,615   7,179     --(2)     10,000    1,586
President & Chief   1998(4)  44,034       0     --(2)     10,000      333
Accounting Officer

--------------------------------------------------------------------------------

Footnotes:

(1) During the fiscal year 2000, $43,051 and $15,487 were paid toward life, disability and long term care insurance premiums for the benefit of Messrs. Kostusiak, Lederer, respectively. Mr. Lederer was reimbursed $13,254 for car and gas expenses.

(2)   Values are less than the minimum amount required to be reported.

(3) Represents contributions by the Company to accounts of the named executive officers under the Company's 401(k) retirement savings plan.

(4) Mr. Gerace was hired by the Company on September 1, 1997 and thus was only employed for part of the fiscal year 1998.


Option Grants in Last Fiscal Year

      The following table provides information regarding the exercise of stock options by named executive officers during the fiscal year 2000. Each grant was for incentive stock options to purchase stock under the Company's 1992 or 1997 Stock Option Plans. These options are exercisable 40% after one year, 60% after two years, 80% after three years and 100% after four years and each is subject to full vesting upon a change of control of the Company. The Company did not grant any stock appreciation rights during the fiscal year ended March 31, 2000.

--------------------------------------------------------------------------------
                             Percent of                      Potential
                             Total                           Realizable Value
                Number of    Options                         at Assumed Annual
                Securities   Granted to  Exercise  Expira-   Rates of Stock
                Underlying   Employees   or Base   tion      Price Appreciation
Name            Options      in          Price     Date      for Option Term
                Granted (#)  Fiscal Year ($/Sh)              5% ($)   10% ($)


K. Kostusiak        0            0           0       N/A        N/A       N/A

G. Behlke       5,000         5.74%      $9.75    8/11/04   $13,469   $29,762

D. Lederer          0            0           0       N/A        N/A       N/A

F. Ryan         2,000         2.30%      $9.75    8/11/04    $5,387   $11,905

C. Gerace      10,000        11.48%      $9.75    8/11/04   $26,937   $59,525


Aggregated Option and Fiscal Year-End Option Values

      The following table sets forth the options exercised during the fiscal year 2000 and the unexercised options held as of March 31, 2000 by the Company's named executive officers. The value of the underlying securities was determined by subtracting the exercise price from the market value at year-end. The market price of the Common Stock on March 31, 2000 was $9.688 per share. The Company has not granted any stock appreciation rights.


                                                               Value of
                Shares               Number of Securities     Unexercised
                Acquired             Underlying Unexercised   In-the-Money
                on        Value      Options at                Options on
                Exercise  Realized   March 31, 2000          March 31, 2000
Name               (#)        ($)      Exercisable /          Exercisable/
                                     Unexercisable (#)       Unexercisable ($)

K. Kostusiak        0           0     12,000 /   8,000            N/A

G. Behlke       3,000     $10,815     19,720 /  19,930        $2,753 / $4,130

D. Lederer          0           0      6,000 /   4,000            N/A

F. Ryan         2,250      $6,845       4,752 /  4,438            N/A

C. Gerace           0           0      10,000 / 20,000        $2,001 / $3,002


                          Compensation of Directors

      Each non-employee director was paid an annual fee of $12,000 and an additional $1,000 plus travel expenses, if any, for each day on which he attended a Board meeting. Such directors also received $500 for each Board meeting held by teleconference. Messrs. Adair and McIrvine were each paid annual fees of $8,000 for their services as Chairpersons of the Company's Compensation and Audit Committees of the Board of Directors, respectively.
In addition, the non-employee directors were each awarded a 2,000 share stock option under the Company's Non-Employee Director Stock Option Plan. No additional compensation was paid to directors except as described herein.


                             Executive Agreements

      The Company has employment agreements through July 2004 with two of its executive officers, Messrs. Kostusiak and Lederer (the "Executive Agreements'). In April 1998, Mr. Lederer's employment commitment was reduced to half-time. In April 2000, Mr. Lederer resumed full-time employment as the Company's Executive Vice President. The Company anticipates that it will amend its agreement with Mr. Lederer accordingly.

      The Executive Agreements provide for severance benefits under certain circumstances. The terms "change in control," "cause" and "disability" are used in the following description as defined in the Executive Agreements. The Executive Agreements terminate the executive's employment upon his death or permanent disability and provide for disability income to be paid during disability and a retirement wage benefit to be paid during retirement years and to any surviving spouse (see Retirement Benefits).

      Under the Executive Agreements, if the Company terminates the executive's employment without cause, the Company will continue compensation and benefits to the executive for the then remaining balance of the term of employment or for a period of three years from the date of termination, whichever is longer. The continuation of compensation and benefits includes the executive's base salary plus participation in all applicable executive incentive compensation plans and fringe benefit packages. The Company thereafter will pay non-competition fees as described below and retirement benefits as described under Retirement Benefits.

      If the Company terminates Mr. Kostusiak's or Mr. Lederer's employment for cause, such person will receive compensation and benefits for the remaining balance of the term of employment or for a period of three years from the date of termination, whichever is longer, plus non-competition fees and benefits, retirement benefits, and possible disability benefits, provided that this compensation is reduced by any monetary damage suffered by the Company due to the cause.

      Mr. Kostusiak's agreement provides that he will not compete with the Company so long as the Company either retains his full-time services or pays him an annual non-competition fee of $154,500 (to be increased annually based on the Consumer Price Index) plus benefits to the date of his retirement (now set for the January 1 after his 69th birthday) and then pays the retirement benefit.


      If a "change in control" occurs, as defined in the Executive Agreements and Mr. Kostusiak's or Mr. Lederer's employment is terminated by the Company or the executive within six months after the Company or the executive has given notice for the six-month period to start running, the executive would be entitled to receive (a) the base salary through the termination date, as in effect at the time of termination or at the time the change in control occurs, whichever is higher, plus any bonus which has been earned but not yet paid, (b) an amount equal to three times the highest total cash compensation (including base salary and bonuses) paid to him in any of the Company's preceding three fiscal years, (c) an amount equal to the total amounts that would have been expended for benefits over the next three years if he had continued as an employee, (d) an acceleration of the right to exercise all rights or options he then holds to acquire the Company's Common Stock and he may either exercise the rights and options or elect to receive cash for the aggregate spread between the exercise price and the then market value for the stock, (e) assignment of all rights in life insurance policies then held by the Company on his life (after repayment by the Company of any loans thereon taken by the Company), and (f) reimbursement for any amount of excise taxes he might have to pay on his receipt of items (a) through (e) sufficient so that the Company will bear all direct and indirect costs of any such excise taxes. Upon termination, the executive becomes obligated to provide up to 8 days of consulting services per year to the Company and not to compete with the Company, and the Company becomes obligated to pay a non-competition fee of $154,500 per year (to be increased annually based on the Consumer Price Index), $1500 per day of consulting services provided, and benefits until the executive's retirement date. The Agreements also provide that, upon a change in control, the initial retirement wage commitment will become 60% of the base salary for the last year of full time employment and the Company shall place in trust either cash or an annuity policy that will sufficiently fund the retirement benefits called for by the Agreement.

                             Retirement Benefits

      In April 1996, the Company approved the addition of a retirement benefit plan for Messrs. Kostusiak and Lederer (each, an "Executive") in their Executive Agreements. Under the terms of the current Executive Agreements, the Company will pay each Executive retirement benefits for his lifetime and for his spouse's lifetime, if his spouse survives him.

      For each Executive, assuming he retires at the end of the calendar year in which he turns 69 years of age, benefits would be as follows: (a) a retirement wage benefit initially equal to 30% of his base salary for the last year of his full time employment, increased each year thereafter by any increase in the Consumer Price Index from the previous year to the current year (except that the wage benefit for his spouse shall be 75% of that amount after Executive's death); (b) continuation of Executive's full health insurance or similar benefit for Executive and his spouse; and (c) continuation of any other benefit programs that provide continuation pursuant to their terms, limited in individual benefit cost to 60% of the maximum annual cost of such benefit in any year prior to retirement, plus Consumer Price Index increases.

      Assuming a 5% compounded annual increase in the base compensation, and assuming each Executive will retire at age 69, the estimated initial annual benefit that would be payable to Messrs. Kostusiak and Lederer under the pension plan provision in their Executive Agreements would be $148,000 and $124,000, respectively.

     The Executive Agreements further provide that: (a) the payment of retirement benefits may be terminated if a court determines that the Executive has violated the non-competition provisions of his Executive Agreement and (b) the Company will purchase and maintain life insurance sufficient to fund the estimated benefits for the spouse (any excess policy proceeds to be available, if agreed, to purchase shares of the Company's Common Stock held in Executive's estate) and the policy or policies of such insurance shall be held in a trust designed for this purpose.

      The Agreements also provide that, upon a change in control, the initial retirement wage commitment will become 60% of the base salary for the last year of full time employment and the Company shall place in trust either cash or an annuity policy that will sufficiently fund the retirement benefits called for by the Agreement.


      Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors are Messrs. Adair, Fuller and McIrvine. None of these directors received any compensation from the Company other than their fees and stock options as directors of the Company.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

                   Principal Holders of Common Stock

      The following table lists all persons or groups of persons who, to the Company's knowledge based on reports filed with the SEC, beneficially own more than 5% of the Company's outstanding Common Stock as of July 28, 2000. The address of Messrs. Lederer and Kostusiak is that of the Company.


                                                            Percent
Name and Address of                   Amount and Nature      of
Beneficial Owner                          of Shares         Common
                                     Beneficially Owned     Stock

Ultrak, Inc.                            1,335,100(1)        21.0%
301 Waters Ridge Drive
Lewisville, TX  75057


Karl H. Kostusiak                         575,561(2)         8.8%


Dimensional Fund Advisors, Inc.           388,872(3)         6.1%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401


John G. Ullman & Associates, Inc. (4)      13,085              *
P.O. Box 1424
Corning, NY 14830

USGM  Securities, Inc.                    344,371(4)        5.6%
51 East Market Street
Corning, NY 14830

David B. Lederer                          326,502(2)(5)     5.1%

Footnotes:

* Percentage of Common Stock owned is less than 1%.

(1) Ultrak's share holdings are as reported on the amended Schedule 13D it filed on July 21, 2000.

(2) Messrs. Kostusiak and Lederer currently possess both sole voting and investment power except with respect to 179,840 and 117,465 shares respectively, which may be acquired upon retirement or resignation pursuant to the Company's deferred compensation plans and 12,000 and 6,000 shares which may be acquired from the exercise of stock options.

(3) Dimensional's share holdings are as reported on the Schedule 13G it filed on February 3, 2000.

(4) John G. Ullman & Associates and its subsidiary, USGM Securities, filed a joint Schedule 13G on February 8, 2000, stating that such companies, as a group, own 357,456 shares of Common Stock, constituting 5.66 % of the Company's outstanding shares.

(5) Includes 40,000 shares owned by the Lederer Family Limited Partnership, in which Mr. Lederer and his spouse share equal voting and investment powers, and 20,000 shares owned by Mr. Lederer's spouse, with respect to which such spouse owns sole voting and investment power.


                      Security Ownership of Management

      The following table reflects, for the Company's directors and executive officers for whom compensation information is provided under Item 11, the number of shares of Common Stock that such persons beneficially owned or had the right to acquire beneficial ownership of as of, or within sixty days of, July 28, 2000 and the percentage of the Company's outstanding shares that such ownership constitutes.

-----------------------------------------------------------------

                                 Amount and
                                 Nature of         Percent of
Name of Beneficial Owner         Beneficial       Common Stock
                                 Ownership(1)

Donald R. Adair                  2,749(2)(3)            *

-----------------------------------------------------------------
George E. Behlke                 62,894(3)(4)           *
-----------------------------------------------------------------

Mortimer B. Fuller, III          4,845(3)               *
-----------------------------------------------------------------

Christopher P. Gerace            17,000(3)              *
-----------------------------------------------------------------

Karl H. Kostusiak                575,561(3)(4)        8.8%
-----------------------------------------------------------------

David B. Lederer                 326,502(3)-(5)       5.1%
-----------------------------------------------------------------

Edward C. McIrvine                 5,200(3)             *
-----------------------------------------------------------------

Frank J. Ryan                     77,514(3)(4)(6)     1.2%
-----------------------------------------------------------------

All Directors and Executive    1,077,716(2)-(6)      17.0%
Officers as a Group
(9 persons)
-----------------------------------------------------------------

Footnotes:

* Percentage of Common Stock owned is less than 1%.

(1) Owner possess both sole voting and investment powers for all shares listed except as indicated in notes (2)-(6) below.

(2) Includes 1,173 shares held in custodianship for Mr. Adair's children under the Uniform Gifts to Minors Act of New York, for which Mr. Adair disclaims beneficial ownership.

(3)   Includes 1200, 24,720, 1,200, 17,000, 12,000, 6,000, 1,200, 5,552 and
      72,072 shares which may be acquired upon exercise of warrants and options held by Messrs. Adair, Behlke, Fuller, Gerace, Kostusiak, Lederer, McIrvine, Ryan and all directors and executive officers as a group, respectively.

(4)   Includes 9,234, 179,840, 117,465, 8,492 and 315,032 hypothetical shares credited to the accounts of Messrs. Behlke, Kostusiak, Lederer and Ryan and all directors and executive officers as a group, respectively, pursuant to the Company's deferred compensation plans, which shares may be acquired upon retirement or resignation.

(5) Includes 40,000 shares owned by the Lederer Family Limited Partnership, in which Mr. Lederer and his spouse share equal voting and investment powers, and 20,000 shares owned by Mr. Lederer's spouse, with respect to which such spouse owns sole voting and investment power.

(6) Includes 810 shares held in trust for Mr. Ryan's son under the Uniform Gifts to Minors Act of New York, for which Mr. Ryan disclaims beneficial ownership.


Item 13.  Certain Relationships and Related Transactions

      Except as otherwise described in this Annual Report on Form 10-K, as amended, the Company has not been party to any transaction or series of transactions in the fiscal year 2000, and does not have knowledge of any currently proposed transaction or series of transactions, in which: (i) the amount involved exceeds $60,000, and (ii) any director, officer or principal shareholder of the Company or any immediate family member or person or entity associated or affiliated with any such person had, or will have, a direct or indirect material interest. In addition, at any time since the beginning of the fiscal year 2000, no director, officer, principal shareholder nor any immediate family member or person or entity associated or affiliated with any such person has been indebted to the Company or its affiliates in an amount in excess of $60,000.

                                 Signatures
                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DETECTION SYSTEMS, INC.
                                          (Registrant)


Date:  July 31, 2000                      By: /s/ Karl H. Kostusiak
                                          Karl H. Kostusiak
                                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-----------------------------------------------------------------------------
Signature                     Title                         Date
-----------------------------------------------------------------------------

/s/ Karl H. Kostusiak         CEO, President and Director   July 31, 2000
Karl H. Kostusiak             (Principal Executive
                              Officer

/s/ Frank J. Ryan             Vice President                July 31, 2000
Frank J. Ryan                 Secretary/Treasurer
                              (Principal Financial
                              Officer)

/s/ Christopher P. Gerace     Vice President                July 31, 2000
Christopher P. Gerace         Chief Accounting Officer
                              (Principal Accounting
                              Officer)

Donald R. Adair               Director

Mortimer B. Fuller, III       Director

David B. Lederer              Executive Vice President &
                              Director


Edward C. McIrvine            Director

By: /s/ Karl H. Kostusiak     Attorney-in-Fact              July 31, 2000
Karl H. Kostusiak