Form 10-Q
period 2000-06-30
DETECTION SYSTEMS INC
filed 2000-08-14
CIK 28365

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

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


As of August 9, 2000 there were outstanding 6,334,797 shares of the registrant's common stock, par value $.05 per share.

                      PART I FINANCIAL INFORMATION
                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet
                 (in thousands, except per share data)

                                             June 30,     March 31,
                                                 2000          2000
                                          (Unaudited)
Assets
Current assets:
Cash and cash equivalents                      $3,254       $ 7,799
Accounts receivable, less allowance for
  doubtful accounts ($981 and $1,020,
  respectively)                                23,032        22,505
Inventories, net                               37,014        32,594
Other current assets                            5,233         5,822
                                               ------        ------
                                               68,533        68,720
                                               ------        ------
Fixed assets, net                              12,504        12,565
Goodwill, net                                   8,996         9,169
Other assets                                    5,409         5,164
                                               ------        ------
                                              $95,442       $95,618
                                               ======        ======
Liabilities
Current liabilities:
  Short term borrowings                           $27         $ 336
  Current portion of long term debt               381           657
  Accounts payable                             11,205         9,515
  Accrued payroll and benefits                  1,538         1,933
  Income taxes payable                          1,225         1,703
  Other current liabilities                     3,573         3,447
                                               ------        ------
                                               17,949        17,591

Other liabilities                               2,889         2,968
Long term debt                                 16,079        16,595

Shareholders' equity:
  Common stock, par value $.05 per
  share;
   Authorized -- 24,000,000 shares;
  Issued -                                        329           329
   6,579,341 shares and 6,579,341
  shares,
   respectively
Capital in excess of par value                 43,588        43,601
Other accumulated comprehensive loss             (783)         (695)
Retained earnings                              18,593        17,915
                                               ------        ------
                                               61,727        61,150
Less - Treasury stock, at cost -
244,964 shares and 177,400 shares,             (3,084)       (2,561)
respectively
  Notes receivable for stock purchases           (118)         (125)
                                               ------        ------
                                               58,525        58,464
                                               ------        ------
                                              $95,442       $95,618
                                               ======        ======

         (See accompanying notes to financial statements)

    Consolidated Statement of Operations and Retained Earnings
                            (Unaudited)
               (in thousands, except per share data)

                                       June 30, 2000   June 30, 1999
For the Three Months Ended:            (Current Year)     (Preceding
                                                               Year)
                                      -------------- ---------------
Net sales                                    $33,842        $34,766

Costs and expenses:
 Production                                   19,507         20,964
 Research and development                      2,800          2,293
 Marketing, administrative and                 9,851          9,059
general
                                              ------         ------
Total costs and expenses                      32,158         32,316

Operating income                               1,684          2,450
Other income (expense)
 Net interest (expense)                         (271)          (220)
 Foreign exchange gain (loss)                   (318)             8
 Other income (expense)                           (5)            32
                                              ------         ------
Income before income taxes                     1,090          2,270
Provision for income taxes                       412            849
                                              ------         ------
Net income                                       678          1,421
Other comprehensive (loss)
  Foreign currency translation                   (88)           (13)
adjustment
                                              ------         ------
Total comprehensive income                       590          1,408

Retained earnings at beginning of             17,915         14,447
period
Less: other comprehensive loss                    88             13
                                              ------         ------
Retained earnings at end of period           $18,593        $15,868
                                              ======         ======
Earnings per share
 Basic                                         $0.11          $0.22
                                                ====           ====
 Diluted                                       $0.10          $0.21
                                                ====           ====

         (See accompanying notes to financial statements)

             DETECTION SYSTEMS, INC. AND SUBSIDIARIES
         Consolidated Statement of Cash Flows (Unaudited)
                          (in thousands)

For the Three Months Ended June 30,             2000           1999
Cash flows from operating activities:           ----           ----
Net income                                      $678       $  1,421
                                               -----         ------
Adjustments to reconcile net income to
  net cash (used in) provided by
  operating activities:
  Depreciation and amortization                1,068            651

Changes in assets and liabilities:
  Accounts receivable                           (527)        (1,865)
  Inventories                                 (4,420)         4,093
  Accounts payable                             1,690            802
  Accrued payroll and benefits                  (395)           313
  Other assets & liabilities                     (85)        (1,452)
                                              ------         ------
Total adjustments                             (2,669)         2,542
                                              ------         ------
  Net cash (used in) provided by
  operating                                   (1,991)         3,963
   activities

Cash flows from investing activities:
  Capital expenditures                          (834)          (810)
                                              ------         ------
  Net cash used in investing activities         (834)          (810)

Cash flows from financing activities:
  Net (payments) borrowings from short
    term debt                                   (310)           102
  Principal payments on debt and
    capital lease obligations                   (792)           (94)
  Common stock transactions, net                   -            (52)
  Repurchases of common stock                   (530)             -
                                              ------         ------
  Net cash used in financing activities       (1,632)           (44)

Effect of exchange rates                         (88)           (13)
                                               -----          -----
Net (decrease) increase in cash and           (4,545)         3,096
  cash equivalents

Cash and cash equivalents at
  beginning    of period                       7,799          4,414
                                               -----          -----
Cash and cash equivalents at end of           $3,254         $7,510
period
                                               =====          =====
Cash paid during the quarter for:
  Interest                                $344           $375
                                                 ===            ===
  Income taxes                                  $207     $1,400
                                                 ===          =====

         (See accompanying notes to financial statements)

             DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS
         THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            (Unaudited)


NOTE 1. GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim consolidated financial statements include the consolidated accounts of Detection Systems, Inc. and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

NOTE 2. INVENTORIES

Major classifications of inventory follow (in thousands):

                           June 30, 2000   March 31, 2000
                           -------------   --------------
Component Parts                  $12,302          $11,823
Work In Process                    2,470            1,851
Finished Products                 22,242           18,920
                                  ------           ------
                                 $37,014          $32,594
                                  ======           ======
NOTE 3. ACQUISITIONS

Fiscal 2000 Acquisitions -- During the 2nd Quarter ended September 30, 1999, the Company acquired all of the outstanding shares of Caetec S.r.l. ("Caetec") for approximately $700,000 in cash.
Caetec is an Italian technology company with a line of fire control products.

This transaction has been accounted for as a purchase and, accordingly, the results of the business are included in the consolidated financial statements as of the date of acquisition. The financial statements reflect the final allocation of the purchase price for the business.

NOTE 4 - EARNINGS PER SHARE

There are no reconciling items between net income as presented in the consolidated statement of operations and net income available to common stockholders used in the calculation of earnings per share. Reconciling items between the number of shares used in the calculation of basic and diluted earnings per share relate to deferred compensation plans, options and warrants, are as follows (in thousands):

                                                Three months
                                               Ended June 30,
                                              2000        1999
                                              ----        ----
Weighted average number of shares            6,369       6,336
outstanding

Shares associated with deferred
compensation, option and warrant plans         409         482



NOTE 5 -- GEOGRAPHIC INFORMATION

The Company's operating structure includes operating segments in the Americas, Asia-Pacific and Europe. Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial performance in the different regions. Segment profit or loss includes substantially all of the segment's costs of production, distribution and administration. The Company manages income taxes on a global basis, thus, the Company evaluates segment performance based on profit or loss before income taxes.

The following table presents net sales and income (loss) before income taxes of the Company's domestic and foreign operations. Net sales and income (loss) before income taxes of the Company's domestic operations include the impact of export sales. Inter-area sales are presented on a basis intended to reflect the market value of the products as nearly as possible.


For the Three Months Ended June 30,          2000           1999
                                             ----           ----
                                             (in thousands)
Sales to unaffiliated customers
    America operations                    $20,233        $21,223
    Asia-Pacific operations                 5,612          5,653
    European operations                     7,997          7,890
                                          -------        -------
                                          $33,842        $34,766
                                          =======        =======
Sales between affiliates
    America operations                     $2,834         $2,262
    Asia-Pacific operations                 9,440          7,250
    European operations                       212            117
                                           ------         ------
                                          $12,486         $9,629
                                           ======         ======
Income (loss) before income taxes
    America operations                     $1,078         $1,070
    Asia-Pacific operations                   994            874
    European Operations                      (830)          (205)
    Eliminations                             (152)           531
                                            -----          -----
                                           $1,090         $2,270
                                            =====          =====

            DETECTION SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company is a supplier of equipment to the electronic protection industry. The Company designs, manufactures and markets electronic detection, control and communication equipment for security, fire protection, access control and closed circuit television ("CCTV") applications. The Company's products are used primarily in the commercial and mid- to high-end residential market. From its founding in 1968 until 1995, the Company was primarily a provider of security sensor devices for the U.S. market. In 1995, the Company adopted a strategy designed to expand its product offerings, establish an international sales presence, increase its manufacturing capacity and improve its overall cost structure. Since then, the Company has made ten acquisitions, opened six sales offices and established a manufacturing facility in Asia. These initiatives have enabled the Company to significantly expand its product catalog and market reach and to increase its net sales.

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

Results of Operations

    The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:

                               (Unaudited)
                            Three Months Ended
                                 June 30,
                             2000       1999

Net sales                    100.0%    100.0%
Costs and expenses:
 Production                   57.6      60.3
 Research and development      8.3       6.6
 Marketing, administrative
  and general                 29.1      26.1
                              ----      ----
Operating income               5.0       7.0

Net interest expense          (0.8)     (0.6)
Other income (expense)        (1.0)     (0.1)
                              ----      ----
Income before income taxes     3.2       6.5

Provision for income taxes     1.2       2.4
                              ----      ----
 Net income                    2.0%      4.1%
                               ===       ===

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

    The Company's net sales decreased 2.7% to $33,843,000 in the first quarter of fiscal 2001 from $34,766,000 in the comparable period in fiscal 2000. Sales in the Asia-Pacific market were $5,600,000 compared to $5,700,000 last year. European operations reported quarterly sales of $8,000,000 compared to $7,900,000 last year. International sales were impacted by the decline in foreign currencies against the U.S. dollar. Sales in the North American market were $20,200,000 for the first quarter 2001 compared to $21,200,000 a year ago. Sales in North America were impacted by lower sales to certain major customers and by acquisitions within the U.S. market.

    Production expenses decreased 6.9% to $19,507,000 in the fiscal 2001 period from $20,964,000 in the comparable period in fiscal 2000. As a percentage of net sales, production expenses decreased to 57.6% in the fiscal 2001 period compared to 60.3% a year ago. The decrease in production expenses in the aggregate and as a percentage of net sales was primarily due to continued effect of improvements in the Company's manufacturing structure and changes in product mix.

    Research and development expenses increased 22.1% to $2,800,000 in the fiscal 2001 period from $2,293,000 in the comparable period in fiscal 2000. As a percentage of net sales, research and development expenses increased to 8.3% in the fiscal 2001 period from 6.6% in the same period a year ago. The increase in research and development expenses is primarily attributable to personnel increases to support the Company's technology initiatives.

    Marketing, administrative and general expenses increased 9.2% to $9,896,000 in the fiscal 2001 period from $9,059,000 in the comparable period in fiscal 2000. As a percentage of net sales, marketing, administrative and general expenses increased to 29.3% in the fiscal 2001 period from 26.1% in the comparable period in 2000. The increase is attributable to additional headcount to support the expansion of the Company's market reach and an incremental expense associated with the proxy challenge.

    Net interest expense increased to $271,000 in the fiscal 2001 period from $220,000 in the comparable period in 2000, due to a rise in interest rates.

    Other expense increased to $323,000 in the fiscal 2001 period from $40,000 of income in the comparable period in 2000 due to foreign currency losses.

    The Company's effective income tax rate for the fiscal 2001 period was 37.8% compared to 37.4% for the comparable period in fiscal 2000.

Liquidity and Capital Resources

    The Company considers liquidity to be its ability to meet its long- and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated by the Company's operating activities and cash reserves. Since then, the Company's growth strategy has required external sources of financing to satisfy its liquidity needs.

    Three Months Ended June 30, 2000. During the three months ended June 30, 2000, the Company's operating activities used $2,010,000 of cash. Net income, depreciation and amortization provided $1,699,000. An increase in inventories used
$4,420,000. An increase in accounts payable provided $1,690,000, while an increase in accounts receivable used $527,000. Other account changes used $452,000 of operating cash flow.

    During the three months ended June 30, 2000, cash used for investing activities was $815,000, relating to capital expenditures.

    During the three months ended June 30, 2000, cash used in financing activities was $1,632,000, primarily representing principal repayments of debt and repurchases of common stock.

    Capital Resources. On June 30, 2000, the Company had cash balances of $3,254,000. The Company has a three year, $35,000,000 revolving line of credit facility. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization. This facility requires interest only payments through June 2003 and principal and interest payments from June 2003 through May 2007.

    The Company expects to continue its pursuit of acquisitions and the development of new products and markets. Significant expenditures will include continued research and development in detection, control and communication projects. The Company also plans to continue its efforts to expand its international market presence.

    During the three months ended June 30, 2000, the Company repurchased $530,000 of its common stock. The Company has repurchased $1,300,000 or 142,500 shares, of its common stock since the stock repurchase program's inception in August 1999.

    The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 2001.

Year 2000. The Company has implemented the necessary changes related to year 2000 issues. Since January 1, 2000, the Company's mission critical internal computer systems have continued to operate without exception and the Company is not aware of product difficulties at any of our customer sites.

    Euro Conversion. The Company is continuing to assess the potential impact that may result from the euro conversion in a number of areas, including the following: (1) accounting and tax;
(2) management information systems required to accommodate euro-denominated transactions; (3) the impact on currency exchange costs and currency exchange rate risk,; and (4) the impact on existing contracts. At this time, the Company does not anticipate any significant impact resulting from conversion.

    Dividend Policy. The Company is dedicated to promoting shareholder value through long term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.

Forward-Looking Statements

    This quarterly report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "plan," "anticipate," "intend," "could," "estimate," "continue," "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section of the Company's 2000 Form 10-K for the year ended March 31, 2000.

Item 3.  Other Information

   A. Shareholder Proposals -- Deadline for Inclusion in Proxy Materials The Company's Proxy Statement for the 2000 Annual Meeting of Stockholders stated that any proposal by a stockholder of the Company intended to be presented at the 2000 Annual Meeting of Stockholders must be received by the Company on or before March 11, 2000 to be included in the proxy materials of the Company relating to such meeting.

         In accordance with the Company's By-laws, since the Annual Meeting for 2000 will be set for a date which is not within 30 days before or after the anniversary of last year's annual meeting, any proposal by a stockholder of the Company intended to be presented at the 2000 Annual Meeting must be received by the Company not later than the close of business on the tenth day following the day of which the notice of the date of the Annual Meeting is mailed or public disbursement of the date of the 2000 Annual Meeting is made, whichever first occurs.

   B.    Shareholder Proposals -- Discretionary Voting of Proxies
         In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a proposal by a shareholder of the Company intended to be presented at the 2000 Annual Meeting of Shareholders is not received by the Company within a reasonable time before the Company mails its proxy statement for the 2000 Annual Meeting of Shareholders, the persons authorized under the Company's management proxies may exercise discretionary authority to vote or act on such proposal if the proposal is raised at the 2000 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K.

        A. Exhibits

           See Exhibit Index

B.    Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DETECTION SYSTEMS, INC.
                                    (Registrant)

DATE: August 14, 2000               By: /s/ Karl H. Kostusiak
                                    Karl H. Kostusiak, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                     Date
---------                 ------                    -----


/s/ Karl H. Kostusiak      President and Director    August 14, 2000
Karl H. Kostusiak          (Principal Executive
                           Officer)

/s/ Frank J. Ryan          Vice President            August 14, 2000
Frank J. Ryan              Secretary/Treasurer
                           (Principal Financial Officer)

/s/ Christopher P. Gerace  Vice President and        August 14, 2000
Christopher P. Gerace      Chief Accounting Officer
                           (Principal Accounting
                           Officer)

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

3(b)     Detection Systems, Inc.    Included as Exhibit 3(b) of
         By-Laws as amended         this Quarterly Report on
                                    Form 10-Q

10(a)    Medical reimbursement      Incorporated by reference to
          plan                      Exhibit 10(b) of the
                                    Company's 1997 Annual Report
                                    on Form 10-K

10(b)    Employee stock purchase    Incorporated by reference to
          plan                      Exhibit 10 of the Company's
                                    1994 Annual Report on Form
                                    10-K

10(c)    Fleet 2000 Amended &       Included as Exhibit 10(c) of
          Restated Credit           this Quarterly Report on
          Facility Agreement        Form 10-Q
          dated July 28, 2000

10(d)    First Amendment to the     Included as Exhibit 10(d) of
         2000 Amended and           this Quarterly Report on
         Restated Credit Facility   Form 10-Q
         Agreement

10(e)    Deferred Compensation      Incorporated by reference to
         Plan and Deferred Bonus    Exhibit 10(c) to the
         Plan                       Company's Quarterly Report
                                    on Form 10-Q, for the
                                    quarter ended 12/31/97

10(f)    1992 Restated Stock        Incorporated by reference to
          Option                    Exhibit 22 of the Company's
         Plan                       1995 Annual Report on Form
                                    10-K

10(g)    1997 Stock Option Plan     Incorporated by reference to
                                    Exhibit A of the Company's
                                    Definitive Proxy Form DEF
                                    14A filed on 7/8/99

10(h)    Non-Employee Director      Incorporated by reference to
         Stock Option Plan          Exhibit B of the Company's
                                    Definitive Proxy Form DEF
                                    14A filed on 7/8/99

10(i)    Executive employment       Incorporated by reference to
         contract with Karl H.      Exhibit 10(i) of the
         Kostusiak                  Company's Quarterly Report
                                    on Form 10-Q for the Quarter
                                    ended 6/30/99

10(j)    Executive employment       Incorporated by reference to
         contract with David B.     Exhibit 10(j) of the
         Lederer                    Company's Quarterly Report
                                    on Form 10-Q for the Quarter
                                    ended 6/30/99

10(k)    Stock Purchase             Incorporated by reference to
         Agreements with Karl H.    Exhibit 10(n) of the
         Kostusiak and David B.     Company's 1997 Annual Report
         Lederer                    on Form 10-K

11       Statement re:              Included as Exhibit 11 of
         Computation of Per Share   this Quarterly Report on
         Earnings                   Form 10-Q

27       Financial Data Schedule    Included as Exhibit 27 of
                                    this Quarterly Report on
                                    Form 10-Q