Form 10-Q
period 2000-09-30
DETECTION SYSTEMS INC
filed 2000-11-14
CIK 28365

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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


As of November 8, 2000 there were outstanding 6,333,408 shares of the registrant's common stock, par value $.05 per share.

                      PART I FINANCIAL INFORMATION
                DETECTION SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet
             (in thousands, except share and per share data)

                                             Sept 30,     March 31,
                                                 2000          2000
                                          (Unaudited)
Assets
Current assets:
Cash and cash equivalents                      $1,966       $ 7,799
Accounts receivable, less allowance for
  doubtful accounts ($959 and $1,020,
  respectively)                                24,507        22,505
Inventories, net                               41,429        32,594
Other current assets                            5,866         5,822
                                               ------        ------
                                               73,768        68,720
                                               ------        ------
Fixed assets, net                              12,781        12,565
Goodwill, net                                   8,822         9,169
Other assets                                    5,406         5,164
                                               ------        ------
                                             $100,777       $95,618
                                               ======        ======
Liabilities
Current liabilities:
  Short term borrowings                          $ 20         $ 336
  Current portion of long term debt               346           657
  Accounts payable                             13,186         9,515
  Accrued payroll and benefits                  1,860         1,933
  Income taxes payable                            723         1,703
  Other current liabilities                     3,699         3,447
                                               ------        ------
                                               19,834        17,591

Other liabilities                               3,008         2,968
Long term debt                                 19,565        16,595

Shareholders' equity:
  Common stock, par value $.05 per
  share;
   Authorized - 24,000,000 shares;
  Issued -                                        329           329
   6,579,341 shares and 6,579,341
  shares,
   respectively
Capital in excess of par value                 43,568        43,601
Other accumulated comprehensive loss           (1,660)         (695)
Retained earnings                              19,471        17,915
                                               ------        ------
                                               61,708        61,150
Less - Treasury stock, at cost -
251,174 shares and 177,400 shares,             (3,227)       (2,561)
respectively
  Notes receivable for stock purchases           (111)         (125)
                                               ------        ------
                                               58,370        58,464
                                               ------        ------
                                             $100,777       $95,618
                                               ======        ======

   (See accompanying notes to consolidated financial statements)

             DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings
                            (Unaudited)
               (in thousands, except per share data)

For the Three Months Ended:           Sept. 30, 2000 Sept. 30, 1999
                                      (Current Year)      (Preceding
                                                               Year)
                                      -------------- --------------
Net sales                                    $35,377        $36,699

Costs and expenses:
 Production                                   19,711         22,091
 Research and development                      2,635          2,617
 Marketing, administrative and                10,777          9,297
general
                                               -----         ------
Total costs and expenses                      33,123         34,005

Operating income                               2,254          2,694
Other expense:
 Net interest expense                           (352)          (267)
 Foreign exchange loss                          (453)           (18)
 Other expense                                   (37)           (13)
                                              ------         ------
Income before income taxes                     1,412          2,396
Provision for income taxes                       534            895
                                              ------         ------
Net income                                      $878         $1,501
Other comprehensive(loss)income:
 Foreign currency translation                  (877)             18
adjustment
                                              ------         ------
Total comprehensive income                         1          1,519

Retained earnings at beginning of             18,593         15,868
period
Other comprehensive(loss)income                  877            (18)
                                              ------         ------
Retained earnings at end of period           $19,471        $17,369
                                              ======         ======
Earnings per share
 Basic                                         $0.14          $0.24
                                                ====           ====
 Diluted                                       $0.13          $0.22
                                                ====           ====

   (See accompanying notes to consolidated financial statements)

              DETECTION SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statement of Operations and Retained Earnings
                            (Unaudited)
               (in thousands, except per share data)

For the Six Months Ended:             Sept. 30, 2000    Sept. 30, 1999
                                       (Current Year) (Preceding Year)
                                      --------------  ---------------
Net sales                                    $69,174          $71,465

Costs and expenses:
 Production                                   39,218           43,055
 Research and development                      5,378            4,910
 Marketing, administrative and                20,686           18,356
general
                                              ------           ------
Total costs and expenses                      65,282           66,321

Operating income                               3,892            5,144
Other expense
 Net interest expense                           (577)            (487)
 Foreign exchange loss                          (772)             (10)
 Other income (expense)                          (41)              19
                                              ------           ------
Income before income taxes                     2,502            4,666
Provision for income taxes                       946            1,744
                                              ------           ------
Net income                                   $ 1,556          $ 2,922
Other comprehensive(loss)income:
 Foreign currency translation                   (965)               5
adjustment
                                              ------           ------
Total comprehensive income                       591            2,927

Retained earnings at beginning of             17,915           14,447
period
Other comprehensive(loss)income                  965               (5)
                                              ------           ------
Retained earnings at end of period           $19,471          $17,369
                                              ======           ======
Earnings per share
 Basic                                         $0.25            $0.46
                                                ====             ====
 Diluted                                       $0.23            $0.43
                                                ====             ====

   (See accompanying notes to consolidated financial statements)

             DETECTION SYSTEMS, INC. AND SUBSIDIARIES
          Consolidated Statement of Cash Flows (Unaudited)
                     (in thousands of dollars)

For the Six Months Ended September 30,                2000      1999
                                                      ----      ----
Cash flows from operating activities:
Net income                                        $  1,556    $2,922
                                                     -----     -----
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                      2,091     1,450

Changes in assets and liabilities:
  Accounts receivable                               (2,002)   (3,139)
  Inventories                                       (8,835)    7,833
  Accounts payable                                   3,671     1,391
  Accrued payroll and benefits                         (73)      117
  Other assets & liabilities                          (972)   (1,924)
                                                    ------    ------
  Total adjustments                                 (6,120)    5,728
                                                    ------    ------
  Net cash (used in) provided by operating          (4,564)    8,650
  activities

Cash flows from investing activities:
  Capital expenditures                              (2,042)   (1,416)
  Acquisition of businesses                              -      (601)
                                                    ------    ------
  Net cash used in investing activities             (2,042)   (2,017)

Cash flows from financing activities:
  Net (payments) borrowings from short term debt      (317)      130
  Proceeds from long term borrowing                  4,000         -
  Principal payments on debt and
    capital lease obligations                       (1,334)     (174)
  Common stock transactions, net                       (77)      (28)
  Repurchase of common stock                          (609)        -
                                                     -----     -----
  Net cash provided by (used in) financing           1,663       (72)
  activities

Effect of exchange rates                              (890)        5
                                                     -----     -----
Net (decrease) increase in cash and cash            (5,833)    6,566
  equivalents

Cash and cash equivalents, beginning of period       7,799     4,414
                                                     -----     -----
Cash and cash equivalents, end of period            $1,966   $10,980
                                                     =====     =====
Cash paid during the period for:
  Interest                                         $  410    $   791
                                                       ===       ===
  Income taxes                                     $1,764    $ 2,062
                                                     =====       ===

   (See accompanying notes to consolidated financial statements)

             DETECTION SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                            (Unaudited)


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


NOTE 2.  INVENTORIES

Major classifications of inventory follow (in thousands):

                             Sept. 30, 2000      March 31, 2000
                             --------------      --------------
Component Parts                     $13,992             $11,823
Work In Process                       2,504               1,851
Finished Products                    24,933              18,920
                                     ------              ------
                                    $41,429             $32,594
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

                                       Three months    Six months
                                       ended Sept.    ended Sept.
                                           30,            30,
                                        2000    1999    2000   1999
                                        ----    ----    ----   ----
Weighted average number of shares
  outstanding                          6,342   6,348   6,355  6,363

Shares associated with deferred
  compensation, option and warrant       404     490     405    476
  plans

NOTE 5 - GEOGRAPHIC INFORMATION

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


For the Three Months Ended September 30,     2000         1999
                                             ----         ----
                                             (in thousands)
Sales to unaffiliated customers
    America operations                    $21,494        $22,435
    Asia-Pacific operations                 6,228          6,686
    European operations                     7,655          7,578
                                          -------        -------
                                          $35,377        $36,699
                                          =======        =======
Sales between affiliates
    America operations                    $ 2,055        $ 2,209
    Asia-Pacific operations                10,599          8,642
    European operations                       242            131
                                           ------         ------
                                          $12,896        $10,982
                                           ======         ======
Income (loss) before income taxes
    America operations                     $  817        $ 1,109
    Asia-Pacific operations                 1,612          1,827
    European Operations                      (842)          (393)
    Eliminations                             (175)          (147)
                                            -----          -----
                                           $1,412        $ 2,396
                                            =====          =====


For the Six Months Ended September 30,       2000         1999
                                             ----         ----
                                             (in thousands)
Sales to unaffiliated customers
    America operations                    $41,727        $43,657
    Asia-Pacific operations                11,840         12,339
    European operations                    15,607         15,469
                                          -------        -------
                                          $69,174        $71,465
                                          =======        =======
Sales between affiliates
    America operations                     $4,889        $ 4,471
    Asia-Pacific operations                20,039         15,892
    European operations                       454            248
                                           ------         ------
                                          $25,382        $20,611
                                           ======         ======
Income (loss) before income taxes
    America operations                    $ 1,895        $ 2,179
    Asia-Pacific operations                 2,606          2,701
    European Operations                    (1,672)          (598)
    Eliminations                             (327)           384
                                            -----          -----
                                          $ 2,502        $ 4,666
                                            =====          =====

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101). This guidance summarizes the SEC staff's views on various issues related to revenue recognition. SAB 101, as amended, is effective for the fourth quarter 2001. The impact of this new guidance is not expected to be material to the Company.


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

Results of Operations

The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to net sales:
                                     Three Months      Six Months
                                   Ended Sept. 30,  Ended Sept. 30,
                                     2000    1999    2000     1999

Net sales                           100.0%   100.0%  100.0%  100.0%
Costs and expenses:
 Production                          55.7     60.2    56.7    60.2
 Research and development             7.4      7.1     7.8     6.9
 Marketing, administrative
   and general                       30.5     25.4    29.9    25.7
                                     ----     ----    ----    ----
Operating income                      6.4      7.3     5.6     7.2

 Net interest expense                (1.0)    (0.7)   (0.8)   (0.7)
 Foreign exchange loss               (1.3)    (0.1)   (1.1)     -
 Other expense                       (0.1)      -     (0.1)     -
                                     ----     ----    ----    ----
Income before income taxes            4.0      6.5     3.6     6.5
Provision for income taxes            1.5      2.4     1.4     2.4
                                     ----     ----    ----    ----
 Net income                           2.5%     4.1%    2.2%    4.1%
                                      ===      ===     ===     ===



Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

    The Company's net sales were $35,377,000 in the second quarter of fiscal 2001 compared to $36,699,000 during the same period in fiscal 2000. Sales in the Asia-Pacific market were $6,228,000 compared to $6,686,000 last year. European operations reported quarterly sales of $7,655,000 compared to $7,578,000. Sales in Europe and Asia-Pacific were impacted by the decline in foreign currencies against the U.S. dollar. This was offset, in part, by increased sales in Spain and Italy, which began operations during the second quarter of fiscal 2000. Sales in the North American market were $21,494,000 for the second quarter 2001 compared to $22,435,000 a year ago. Sales in North America were impacted by lower sales to certain major customers and by acquisitions within the U.S. market.

    Production expenses decreased 10.8% to $19,711,000 in the fiscal 2001 period from $22,091,000 in the comparable period in fiscal 2000. As a percentage of net sales, production expenses decreased to 55.7% in the fiscal 2001 period compared to 60.2% in the same period in fiscal 2000. The decrease in production expenses in the aggregate is due to the decline in sales while the decrease in production expenses as a percentage of sales is due to the continued effect of improvements in the Company's manufacturing cost structure and changes in product mix.

    Research and development expenses increased 0.7% to $2,635,000 in the fiscal 2001 period from $2,617,000 in the comparable period in fiscal 2000. As a percentage of net sales, research and development expenses increased to 7.4% in the fiscal 2001 period from 7.1% in the comparable period in 2000. The increase in research and development expenses in the aggregate and as a percentage of net sales is primarily attributable to personnel increases to support the Company's technology initiatives.

    Marketing, administrative and general expenses increased 15.9% to $10,777,000 in the fiscal 2001 period from $9,297,000 in the comparable period in fiscal 2000. As a percentage of net sales, marketing, administrative and general expenses increased to 30.5% in the fiscal 2001 period from 25.4% in the comparable period in fiscal 2000. The increase in marketing, administrative and general expenses is attributable to additional headcount to support the expansion of the Company's market reach and an incremental expense of $643,000 associated with the proxy challenge.

    Net interest expense increased to $352,000 in the fiscal 2001 period from $267,000 in the comparable period in 2000, due to additional borrowings made during the quarter.

    The Company's effective income tax rate for the fiscal 2001 period was 37.8% compared to 37.4% for the comparable period in fiscal 2000.


Six Months Ended September 30, 2000 Compared to Six Months Ended
September 30, 1999

    The Company's net sales were $69,174,000 in the fiscal 2001 period compared to $71,465,000 in the same period in fiscal 2000. Sales in the Asia-Pacific market were $11,840,000 compared to $12,339,000 in the same period last year. European operations reported six month sales of $15,607,000 compared to $15,469,000 for the same period last year. International sales were impacted by the decline in foreign currencies against the U.S. dollar.
This was offset, in part, by sales in Spain and Italy, which began operations during the second quarter of fiscal 2000. Sales in the North American market were $41,727,000 compared to $43,657,000 a year ago. Sales in North America were impacted by lower sales to certain major customers and by acquisitions within the U.S. market.

    Production expenses decreased 8.9% to $39,218,000 in the fiscal 2001 period from $43,055,000 in the comparable period in fiscal 2000. As a percentage of net sales, production expenses decreased to 56.7% in the fiscal 2001 period compared to 60.2% last year.
The decrease in production expenses in the aggregate is due to the decline in sales while the decrease in production expenses as a percentage of sales is due to the continued effect of improvements in the Company's manufacturing cost structure and changes in product mix.

    Research and development expenses increased 9.5% to $5,378,000 in the fiscal 2001 period from $4,910,000 in the comparable period in fiscal 2000. As a percentage of net sales, research and development expenses increased to 7.8% in the fiscal 2001 period from 6.9% during the same period last year. The increase in research and development expenses in the aggregate and as a percentage of net sales is primarily attributable to personnel increases to support the Company's technology initiatives.

    Marketing, administrative and general expenses increased 12.7% to $20,686,000 in the fiscal 2001 period from $18,356,000 in the comparable period in fiscal 2000. As a percentage of net sales, marketing, administrative and general expenses increased to 29.9% in the fiscal 2001 period from 25.7% in the comparable period in fiscal 2000. The increase is attributable to additional headcount to support the expansion of the Company's market reach and an incremental expense of $836,000 associated with the proxy challenge.

    Net interest expense increased to $577,000 in the fiscal 2001 period from $487,000 in the comparable period in 2000, as borrowings outstanding were higher during the current period.

    The Company's effective income tax rate for the fiscal 2001 period was 37.8% compared to 37.4% for the comparable period in fiscal 2000.

Liquidity and Capital Resources

    The Company considers liquidity to be its ability to meet its long-term and short-term cash requirements. Prior to 1996, those requirements were primarily met by cash generated by the Company's operating activities and cash reserves. Since then, the Company's growth strategy has required external sources of financing to satisfy its liquidity needs.

    Six Months Ended September 30, 2000. During the six months ended September 30, 2000, the Company's operating activities used $4,564,000 of cash flow. Net income, depreciation and amortization provided $3,647,000. An increase in inventories used $8,835,000. The increase in inventories is primarily attributable to incremental purchases associated with new product introductions, particularly in the fire product line, as well as bulk purchases of parts with longer lead times. An increase in accounts receivable used $2,002,000, while an increase in accounts payable provided $3,671,000. The increase in accounts receivable is attributable to the increase in sales during the quarter compared with the fourth quarter of fiscal 2000. Other account changes used $1,045,000 of operating cash flow.

    During the six months ended September 30, 2000, cash used for investing activities was $2,042,000 and was utilized for capital expenditures.

    During the six months ended September 30, 2000, cash provided by financing activities was $1,663,000, primarily representing proceeds from long-term borrowings.

    Capital Resources. On September 30, 2000, the Company had cash balances of $1,966,000. On that date, the Company had a $35,000,000 revolving line of credit facility. This credit facility bears interest based upon either the federal funds rate, the prime rate or LIBOR, each adjusted by a factor which varies based upon the rates of funded debt to earnings before interest, tax, depreciation and amortization. The facility requires interest only payments through June 2003 and principal and interest payments from June 2003 through May 2007. As of September 30, 2000, $4,000,000 has been drawn on the line of credit.

    The Company expects to continue to pursue expansion and/or acquisition opportunities and the development of new products and markets. Significant expenditures will include continued research and development in detection, control and communication projects. The Company also plans to continue its efforts to expand its international market presence.

    During the three months ended September 30, 2000, the Company repurchased $78,500 of its common stock. The Company has repurchased $1,415,000 or 151,080 shares of its common stock since the stock repurchase program's inception in August 1999.

    The Company believes that the combination of its current cash balances, cash flows from operations and existing credit facilities will be sufficient to fund its planned operations during fiscal 2001.

     Euro Conversion. The Company is continuing to assess the potential impact that may result from the completion of the euro conversion in a number of areas, including the following: (1) accounting and tax; (2) management information systems required to accommodate euro-denominated transactions; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts. At this time, the Company does not anticipate any significant impact resulting from conversion.

    Dividend Policy. The Company is dedicated to promoting shareholder value through long-term profitability and growth and believes that continued investments in future product development are essential to this goal. For this reason, it has been the Company's policy to not pay cash dividends.


                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

           Ultrak, Inc., a competitor and 21% shareholder of the Company, is waging a proxy contest to gain control of the Company's Board of Directors at the Company's 2000
           Annual Meeting of Shareholders.

           In connection with its proxy contest, on June 30, 2000, Ultrak filed a purported shareholder derivative action in federal district court in the Western District of New York against all five members of the Company's Board of Directors (the "Directors") and the Company as a nominal defendant. The Ultrak action included allegations that:
           (i) the executive agreements then in place were excessive; (ii) the Directors had breached their fiduciary duties in approving such agreements; and (iii) the agreements should be set aside.

           The Company and the Directors moved to dismiss Ultrak's action on the ground that Ultrak was not a proper derivative plaintiff, since among other things, Ultrak was motivated in bringing the action by its proxy contest and Ultrak's interests were potentially in conflict with those of other shareholders. On September 27, 2000, the Company amended its executive agreements. On the same date, the Company notified the Court of the amendments and asserted that Ultrak's lawsuit had become moot. On October 25, 2000, the Court issued an order dismissing the lawsuit on the ground that it was moot. Ultrak has indicated that it may seek to recover from the Company its attorneys fees and expenses related to the action. The Company intends to vigorously contest any claim by Ultrak for an award of its fees and expenses.


Item 5. Other Information

           None


Item 6.  Exhibits and Reports for Form 8-K.

        A. Exhibits

           See Exhibit Index

B.    Reports on Form 8-K

        On August 15, 2000 a Form 8-K was filed under Item 5, related to the Company's first quarter fiscal 2001 press release. No financial reports were included with this report.

        On September 27, 2000, a Form 8-K was filed under Item 5, related to the amendments in the employment agreements with Karl H. Kostusiak, Chairman, President & CEO and David B. Lederer, Executive Vice President. No financial reports were included with this report.

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

                               DETECTION SYSTEMS, INC.
                               Registrant

DATE: November 14, 2000        By: /s/ Karl H. Kostusiak
                               Karl H. Kostusiak, President


                               By: /s/ Frank J. Ryan
                               Frank J. Ryan, Vice President,
                               Secretary and Treasurer
                                 (Principal Financial Officer)


                               By: /s/ Christopher P. Gerace
                               Christopher P. Gerace
                               Vice President & Chief Accounting Officer
                                 (Principal Accounting Officer)


                          EXHIBIT INDEX

Item
No.              Exhibits                      Location

3(a)     Detection Systems, Inc.    Incorporated by reference to
         Certificate of             Exhibit 3 of the Company's
         Incorporation as amended   Quarterly Report on Form 10-Q
                                    for the quarter ended 9/30/00

3(b)     Detection Systems, Inc.    Incorporated by reference to
         By-Laws as amended         Exhibit 3(b) of the Company's
                                    Quarterly Report on Form 10-Q
                                    for the quarter ended 6/30/00

10(a)    Medical reimbursement      Incorporated by reference to
          plan                      Exhibit 10(b) of the
                                    Company's 1997 Annual Report
                                    on Form 10-K

10(b)    Employee stock purchase    Incorporated by reference to
          plan                      Exhibit 10 of the Company's
                                    1994 Annual Report on Form
                                    10-K

10(c)    Fleet 2000 Amended &       Incorporated by reference to
         Restated Credit Facility   Exhibit 10(c) of the
         Agreement dated July 28,   Company's Quarterly Report on
         2000                       Form 10-Q for the quarter
                                    ended 6/30/00

10(d)    First Amendment to the     Incorporated by reference to
         2000 Amended and           Exhibit 10(d) of the
         Restated Credit Facility   Company's Quarterly Report on
         Agreement                  Form 10-Q for the quarter
                                    ended 6/30/00

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

10(f)    1992 Restated Stock        Incorporated by reference to
          Option                    Exhibit 22 of the Company's
         Plan                       1995 Annual Report on Form
                                    10-K

10(g)    1997 Stock Option Plan     Incorporated by reference to
                                    Exhibit A of the Company's
                                    Definitive Proxy Form DEF 14A
                                    filed on 7/8/99

10(h)    Non-Employee Director      Incorporated by reference to
         Stock Option Plan          Exhibit B of the Company's
                                    Definitive Proxy Form DEF 14A
                                    filed 7/8/99

10(i)    Executive employment       Incorporated by reference to
         contract with Karl H.      Exhibit 99-1 of the Company's
         Kostusiak                  8-K filed on September 27,
                                    2000

10(j)    Executive employment       Incorporated by reference to
         contract with David B.     Exhibit 99-2 of the Company's
         Lederer                    Form 8-K filed on September
                                    27, 2000

10(k)    Stock Purchase             Incorporated by reference to
         Agreements with Karl H.    Exhibit 10(n) of the
         Kostusiak and David B.     Company's 1997 Annual Report
         Lederer                    on Form 10-K

10(l)    Employment contract with   Included as Exhibit 10(l) of
         George Behlke              this Quarterly Report on Form
                                    10-Q
11       Computation of Earnings    Included as Exhibit 11 of
         Per Share Statement        this Quarterly Report on Form
                                    10-Q
27       Financial Data Schedule    Included as Exhibit 27 of
                                    this Quarterly Report on Form
                                    10-Q